Form 10-Q
period 1999-06-30
MORGAN STANLEY DEAN WITTER CHARTER MILLBURN LP
filed 1999-08-13
CIK 1066658

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended June 30, 1999 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-25605

           MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
     (Exact name of registrant as specified in its charter)


          Delaware                              13-4018065
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY        10048
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code (212) 392-5454


_________________________________________________________________
_
(Former name, former address, and former fiscal year, if changed since last report)


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

                        June 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statement of Financial Condition June 30, 1999
     (Unaudited).......................................... 2

     Statement of Operations for the Quarter ended
     June 30, 1999 (Unaudited)............................ 3

     Statement of Operations for the Period from March
     1, 1999 (commencement of operations) to June 30,
     1999 (Unaudited)..................................... 4

     Statement of Changes in Partners' Capital for the
        Period from March 1, 1999 (commencement of
        operations) to June 30, 1999 (Unaudited)............  5

     Statement of Cash Flows for the Period from
     March 1, 1999 (commencement of operations) to
     June 30, 1999 (Unaudited)...........................  6

        Notes to Financial Statements (Unaudited)..........7-15

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..16-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk .................................. 22-34

Part II. OTHER INFORMATION

Item 1  Legal Proceedings................................ 35

Item 2. Change in Securities and Use of Proceeds......... 35

Item 6. Exhibits and Reports on Form 8-K..................36





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
                STATEMENT OF FINANCIAL CONDITION


                                                        June 30,
                                                          1999
                                                            $
                                                        (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                                                  12,644,963
 Net       unrealized      gain      on      open       contracts
 716,800

                   Total              Trading              Equity
13,361,763

Subscriptions                                          receivable
1,567,184
Interest         receivable        (DWR         and         Carr)
38,478

      Total Assets                             14,967,425

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

           Accrued          brokerage          fee          (DWR)
73,627                                   Accrued  incentive   fee
28,060
 Accrued management fee                             21,036
      Total Liabilities                          122,723
Partners' Capital

 Limited Partners (1,384,052.638 Units)       14,672,331
         General        Partner        (16,259.900         Units)
172,371
               Total               Partners'              Capital
14,844,702

      Total      Liabilities      and      Partners'      Capital
14,967,425


NET            ASSET           VALUE           PER           UNIT
10.60

          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
                    STATEMENT OF OPERATIONS
                           (Unaudited)



For the

Quarter Ended
                                         June 30, 1999
                                                         $
REVENUES
 Trading profit:
    Realized                                   226,548
              Net          change          in          unrealized
684,885

      Total Trading Results                   911,433

 Interest Income (DWR and Carr)                       86,746

      Total Revenues                           998,179

EXPENSES

 Brokerage fees (DWR)                         180,086
 Incentive fee                                103,350
    Management fee                              51,453

    Total Expenses                             334,889


NET INCOME                                     663,290


NET INCOME ALLOCATION

 Limited Partners                              655,608
 General Partner                                   7,682

NET INCOME PER UNIT

 Limited     Partners                                         .65
 General Partner                                    .65





          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
                    STATEMENT OF OPERATIONS
                           (Unaudited)




For the Period from

March 1, 1999
                                        (commencement of

operations) to
                                         June 30, 1999
                                                         $
REVENUES
 Trading profit:
    Realized                                   188,886
              Net          change          in          unrealized
716,800

      Total Trading Results                   905,686

 Interest Income (DWR and Carr)                   103,622

      Total Revenues                        1,009,308

EXPENSES

 Brokerage fees (DWR)                        208,290
 Incentive fee                               103,350
    Management fee                              59,511

    Total Expenses                            371,151

NET INCOME                                    638,157


NET INCOME ALLOCATION

 Limited Partners                            630,786
 General Partner                                 7,371

NET INCOME PER UNIT

 Limited      Partners                                        .60
 General Partner                                   .60



          The accompanying notes are an integral part of these financial statements.



        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN  L.P.
           STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               For the Period from March 1, 1999
                  (commencement of operations)
                        to June 30, 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total




Partners' Capital,
Initial     Offering          483,488.295              $4,774,883
$60,000                          $4,834,883

Offering of Units     916,824.243                  9,266,662     105,000
9,371,662

Net Income             -                          630,786              7,371
638,157

Partners' Capital,
 June 30, 1999     1,400,312.538           $14,672,331           $172,371
$14,844,702













           The accompanying notes are an integral part of these financial statements.


        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
                    STATEMENT OF CASH FLOWS
                           (Unaudited)






For the Period from

March 1, 1999
                                          (commencement of

operations) to
                                            June  30, 1999

$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        638,157
Noncash item included in net income:
    Net change in unrealized                    (716,800)

Increase in operating assets:
          Interest      receivable      (DWR      and       Carr)
(38,478)

Increase in operating liabilities:
             Accrued         brokerage         fee          (DWR)
73,627
    Accrued incentive fee                          28,060
    Accrued management fee                         21,036

Net cash provided by operating activities         5,602

CASH FLOWS FROM FINANCING ACTIVITIES

                         Initial                         offering
4,834,883
                 Offering                of                 units
9,371,662
        Increase        in        subscriptions        receivable
(1,567,184)

Net      cash      provided      by     financing      activities
12,639,361

Net                increase                in                cash
12,644,963

Balance          at         beginning          of          period
-

Balance           at           end           of            period
12,644,963




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

Witter Charter Millburn L.P. (the "Partnership").


1. Summary of Significant Accounting Policies

Organization  - Morgan Stanley Dean Witter Charter Millburn  L.P.

is  a  limited partnership organized to engage primarily  in  the speculative trading of futures and forward contracts, options  on futures  contracts  and on physical commodities  and  other  com-

modities   interests,  including  foreign  currencies,  financial

instruments,    metals,   energy   and   agricultural    products

(collectively,  "futures interests").  The Partnership  commenced operations  on  March 1, 1999.  The Partnership  is  one  of  the

Morgan Stanley Dean Witter Charter Series of funds, comprised  of the  Partnership, Morgan Stanley Dean Witter Charter Graham L.P.,

and  Morgan Stanley Dean Witter Charter Welton L.P.  The  general partner is Demeter Management Corporation ("Demeter").  The  non-

clearing  commodity broker is Dean Witter Reynolds  Inc.  ("DWR")

and  an unaffiliated clearing commodity broker, Carr Futures Inc.

("Carr"), provides clearing and execution services.  Demeter  and

DWR are wholly-owned subsidiaries of Morgan Stanley Dean Witter &

Co.   ("MSDW").    Millburn  Ridgefield   Corporation   ("Trading

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



Net  Income  (Loss)  per  Unit - Net income  (loss)  per  Limited

Partnership  Interest ("Unit(s)") is computed using the  weighted average number of units outstanding during the period.



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

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


Management Fee - The Partnership pays the Trading Advisor a flat-

rate  monthly fee of 1/12 of 2% of the Net Assets managed by  the

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



Distributions  -  Distributions, other  than  on  redemptions  of

Units,  are  made on a pro-rata basis at the sole  discretion  of

Demeter.  No distributions have been made to date.

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




Continuing Offering - Units are offered at a price equal to  100%

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



Exchanges - On the last day of the first month which occurs  more than six months after a person first becomes a Limited Partner in the Partnership, and at the end of each month thereafter, Limited

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

DWR  pays  interest on these funds as described in Note  1.   The

Partnership pays a brokerage fee to DWR also described in Note 1.



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

Partnership  elected  to adopt the provisions  of  SFAS  No.  133

beginning with the quarter that ended March 31, 1999.   SFAS  No.

133  supersedes  SFAS  No. 119 and No. 105,  which  required  the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for  an entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.


The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the Statement of Financial Condition and totaled $716,800 at June

30, 1999.



Of the $716,800 net unrealized gain on open contracts at June 30,

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




1999, $1,049,205 related to exchange-traded futures contracts and

$(332,405)   related  to  off-exchange-traded  forward   currency

contracts.



Exchange-traded futures contracts held by the Partnership at June

30, 1999 mature through March 2000. Off-exchange-traded forward currency  contracts  held by the Partnership  at  June  30,  1999 mature through September 1999.



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

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




an  amount  equal to the net unrealized gain on all open  futures contracts, which funds, in the aggregate, totaled $13,694,168  at

June 30, 1999.



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



Capital  Resources. The Partnership does not have,  nor  does  it

expect   to   have,  any  capital  assets.   Future  redemptions,

exchanges and sales of additional Units will affect the amount of funds available for investment in futures interests in subsequent

periods.   Since they are at the discretion of Limited  Partners,

it  is  not  possible to estimate the amount and  therefore,  the impact  of  future redemptions, exchanges or sales of  additional

Units.



Results of Operations

For the Quarter and Four Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $998,179  and posted  an  increase  in  Net Asset  Value  per  Unit.  The  most significant  gains were recorded from long positions in  Japanese government bond futures as prices rallied higher during April  as investors flooded into higher yielding long-term debt instruments after  the  Japanese government failed to propose a new  economic spending plan. Gains were also recorded from short positions in this market during June as Japanese bond prices moved lower due to  rising  interest rates spurred by an optimistic  outlook  for that  country's  economy.  Additional gains were recorded  during

June  from  short  positions in European and U.S.  interest  rate futures  as  prices  moved  lower amid skepticism  regarding  the

European Monetary Union and fears of an interest rate hike in the

U.S.   In global stock index futures trading, gains recorded from long positions in Hang Seng and Nikkei Index futures during June,

as  most  Asian equity prices moved higher during  June  amid  an overall bullish sentiment for the economies of the Far East, more than offset losses recorded in these same markets during May.  In metals,  gains were recorded from long aluminum futures positions as  prices increased during April and June amid tightening supply levels  and increased demand.  These gains were partially  offset by  losses  experienced  in  soft commodities  from  long  coffee futures positions as coffee prices declined sharply during  early

June  due  to  forecasts for warmer weather in Brazil  and  ample warehouse  supplies.  In currencies, losses incurred  from  short

positions  in  the  Japanese  yen,  as  the  value  of  the   yen

strengthened versus the U.S. dollar during mid-June  on  optimism regarding  that  country's  economy,  more  than  offset  profits recorded from short positions in the euro and Swiss franc as  the value  of these currencies weakened throughout a majority of  the quarter. Total expenses for the three months ended June 30,  1999 were $334,889, resulting in net income of $663,290.  The value of a  Unit increased from $9.95 at March 31, 1999 to $10.60 at  June

30, 1999.

For the period from March 1, 1999 (commencement of operations) to

June  30,  1999, the Partnership recorded total trading  revenues including interest income of $1,009,308 and posted an increase in

Net  Asset  Value  per  Unit.  The most  significant  gains  were recorded from long positions in Japanese government bond  futures as  prices rallied higher during April as investors flooded  into higher  yielding  long-term debt instruments after  the  Japanese government failed to propose a new economic spending plan.  Gains were  also  recorded from short positions in this  market  during

June  as  Japanese bond prices moved lower due to rising interest rates  spurred  by  an  optimistic  outlook  for  that  country's

economy.   Smaller  gains were recorded during  June  from  short

positions  in European and U.S. interest rate futures  as  prices moved lower amid skepticism regarding the European Monetary Union and  fears of an interest rate hike in the U.S.  In global  stock index futures trading, gains were recorded from long positions in

Hang  Seng  and  Nikkei Index futures during June as  most  Asian equity  prices  moved higher during June amid an overall  bullish

sentiment  for  the  economies of the Far East.   In  the  energy

markets,  gains  were  recorded during March  from  long  futures positions  in  crude  oil  and unleaded  gas  as  prices  climbed

following  an  agreement  reached  by  both  OPEC  and   non-OPEC

countries  to cut total output beginning April 1st.  These  gains were  partially offset by losses experienced in soft  commodities from  long  coffee  futures positions as coffee  prices  declined sharply during early June due to forecasts for warmer weather  in

Brazil  and  ample  warehouse supplies.   In  currencies,  losses

incurred from short positions in the Japanese yen, as the value of the yen strengthened versus the U.S. dollar during mid-June on optimism  regarding  that  country's economy,  more  than  offset profits recorded since March from short positions in the euro and

Swiss franc as the value of these currencies weakened versus  the

dollar.   In the agricultural markets, small losses were recorded

from  short  corn futures positions as prices moved higher  in  a technical  and seasonally driven rally early in March  and  on  a lack of farmer selling.  Total expenses for the period from March

1,  1999  (commencement  of operations) to  June  30,  1999  were

$371,151,  resulting in net income of $638,157.  The value  of  a

Unit  increased  from  $10.00 at March 1, 1999  (commencement  of operations) to $10.60 at June 30, 1999.



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

Litigation  Reform Act of 1995 (set forth in Section 27A  of  the

Securities Act of 1933 and Section 21E of the Securities Exchange

Act  of 1934).  All quantitative disclosures in this section  are deemed to be forward-

looking  statements for purposes of the safe harbor,  except  for statements of historical fact.



The Partnership accounts for open positions on the basis of mark-

to-market accounting principles.  As such, any loss in  the  fair value  of  the Partnership's open positions is directly reflected in  the  Partnership's earnings, whether realized or  unrealized,

and  the  Partnership's cash flow, as profits and losses on  open positions of exchange-traded futures interests are settled  daily through variation margin.



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


The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of June 30, 1999.  As of June 30, 1999, the

Partnership's total capitalization was approximately $15 million.

      Primary Market             June 30, 1999
     Risk Category              Value at Risk

     Currency                        (2.66)%

     Interest Rate                   (1.41)

     Equity                          (1.61)

      Commodity                           (1.75)

      Aggregate Value at Risk        (4.36)%



Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open

positions   at  June  30,  1999  only  and  is  not   necessarily

representative  of  either the historic  or  future  risk  of  an investment in the Partnership. As the Partnership's sole business is  the  speculative trading of primarily futures interests,  the composition  of  its  portfolio  of  open  positions  can  change significantly over any given time period or even within a  single

trading  day.   Such changes in open positions  could  materially

impact  market  risk  as  measured by VaR  either  positively  or negatively.

The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net  Assets for the two quarterly reporting periods at March  31,

1999 and June 30, 1999.


Primary Market Risk Category       High      Low       Average

Currency                          (2.66)%   (1.82)%     (2.24)%

Interest Rate                     (1.41)    (0.88)      (1.14)
Equity                            (1.61)    (1.31)      (1.46)
Commodity                         (1.75)    (1.07)      (1.41)
Aggregate Value at Risk           (4.36)%   (2.67)%     (3.51)%

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

VaR within a short period of time.  The foregoing VaR tables,  as well  as  the  past  performance of  the  Partnership,  gives  no indication of such "risk of ruin". In addition, VaR risk measures should  be interpreted in light of the methodology's limitations,

which include the following: past changes in market risk factors will not always yield accurate predictions of the distributions and correlations of future market movements; changes in portfolio value  in  response  to  market movements  may  differ  from  the responses implicit in a VaR model; published VaR results  reflect past  trading  positions  while future  risk  depends  on  future positions;  VaR  using  a  one-day time horizon  does  not  fully capture the market risk of positions that cannot be liquidated or hedged within one day; and the historical market risk factor data used  for  VaR  estimation may provide only limited insight  into losses  that  could  be  incurred under  certain  unusual  market movements.


The foregoing VaR tables present the results of the Partnership's

VaR for each of the Partnership's market risk exposures and on an aggregate  basis  at June 30, 1999 and for the  end  of  the  two quarterly  reporting periods at March 31, 1999 and  at  June  30,

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

Partnership also maintains a substantial portion (approximately

70%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



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

Demeter  and the Trading Advisor for managing such exposures  are subject  to numerous uncertainties, contingencies and risks,  any one  of which could cause the actual results of the Partnership's risk  controls to differ materially from the objectives  of  such

strategies.   Government  interventions,  defaults   and   expro-

priations,   illiquid   markets,  the   emergence   of   dominant

fundamental  factors, political upheavals, changes in  historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material  losses  as  well as in material  changes  to  the  risk exposures  and the risk management strategies of the Partnership.

Investors  must be prepared to lose all or substantially  all  of their investment in the Partnership.



The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

      Currency. The primary trading risk market exposure  in  the

Partnership   is  in  the  currency  sector.   The  Partnership's

currency  exposure  is  to exchange rate fluctuations,  primarily fluctuations  which disrupt the historical pricing  relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies, including cross-rates -  i.e.,  positions

between  two  currencies other than the  U.S.  dollar.   For  the

second quarter of 1999, the Partnership's major exposures were in the  euro  currency  crosses and outright U.S. dollar  positions.

(Outright  positions  consist  of  the  U.S.  dollar  vs.   other

currencies.  These other currencies include the major  and  minor

currencies).   Demeter does not anticipate that the risk  profile

of the Partnership's currency sector will change significantly in

the  future.   The  currency trading VaR figure includes  foreign

margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based  Partnership  in  expressing  VaR  in  a  functional currency other than dollars.

      Interest Rate. The second largest market exposure  at  June

30,  1999 was in the interest rate complex.  Exposure was  spread across the U.S., Japanese, European, German and Spanish interest rate  sectors.  Interest rate movements directly affect the price of  the  sovereign bond futures positions held by the Partnership and  indirectly affect the value of its stock index and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller  nations  -  e.g.  Spain.   Demeter

anticipates  that  G-7  interest rates will  remain  the  primary interest  rate  exposure of the Partnership for  the  foreseeable

future.   The  changes  in interest rates, which  have  the  most

effect  on the Partnership, are changes in long-term, as  opposed to  short-term, rates.  Most of the speculative futures positions held  by  the Partnership are in medium-to-long term instruments.

Consequently,  even a material change in short-term  rates  would have  little  effect on the Partnership, were the  medium-to-long term rates to remain steady.

      Equity.   The primary equity exposure is to price  risk  in

the G-7 countries.  The stock index futures traded by the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  June  30,  1999,  the  Partnership's   primary

exposures were in the Nikkei (Japan) and Hang Seng (China)  stock

indices.   The Partnership is primarily exposed to  the  risk  of

adverse  price trends or static markets in the U.S. and  Japanese

indices.   (Static markets would not cause major  market  changes

but  would  make it difficult for the Partnership to avoid  being

"whipsawed" into numerous small losses).

     Commodity.

     Energy.  On June 30, 1999, the Partnership's energy exposure was  shared  by  futures contracts in the  oil  and  natural  gas

markets.   Price movements in these markets result from political

developments  in  the  Middle East, weather patterns,  and  other economic  fundamentals.  As oil prices have  broken  out  of  low price  ranges  achieved in 1998, it is possible  that  volatility will  increase as well.  Significant profits and losses have been and  are  expected to continue to be experienced in this  market.

Natural gas, also a primary energy market exposure, has exhibited more  volatility than the oil markets on an intra day  and  daily basis and is expected to continue in this choppy pattern.

     Soft  Commodities and Agriculturals.  On June 30, 1999,  the

Partnership  had a reasonable amount of exposure in  the  markets that comprise these sectors.  Most of the exposure, however,  was

in  the  sugar,  cotton and coffee markets.   Supply  and  demand

inequalities,  severe weather disruption and market  expectations affect price movements in these markets.

     Metals. The Partnership's primary metals market exposure  is

to  fluctuations  in  the price of gold.   Although  the  Trading

Advisor  will,  from  time to time, trade  base  metals  such  as aluminum  and  copper,  the principal  market  exposures  of  the

Partnership  are expected to be in precious metals.  In  general,

gold  trading  has  been increasingly limited due  to  the  long-

lasting and mainly non-volatile decline in the price of gold over the  last 10-15 years.  Demeter anticipates that gold will remain the primary metals market exposure for the Partnership.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances are in euros, Japanese yen and  Swiss  francs.

The  Partnership controls the non-trading risk of these  balances by  regularly  converting these balances back into  dollars  upon liquidation of the respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which  the Partnership and the  Trading  Advisor,

severally,  attempt to manage the risk of the Partnership's  open positions  are  essentially the same  in  all  market  categories traded.  Demeter  attempts  to manage  the  Partnership's  market exposure  by  (i)  diversifying the  Partnership's  assets  among different market sectors and trading approaches, and (ii), monitoring the performance of the Trading Advisor on a daily

basis.   In  addition,  the Trading Advisor establishes  diversi-

fication guidelines, often set in terms of the maximum margin  to be  committed  to  positions in any one market sector  or  market sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisor.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's March 31, 1999 Form 10-Q:



With   respect   to  the  plaintiff's  consolidated   action   in

California, on July 1, 1999, the Superior Court of the  State  of

California, ruling from the bench, denied the plaintiffs'  motion to have their lawsuit certified as a class action, stating, among other  things,  that plaintiffs' lawsuit did not  present  common questions of fact.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The  Partnership registered 3,000,000 Units pursuant to a  Regis-

tration Statement on Form S-1, which became effective on November

6, 1998 (SEC File Number 333-60103).  The managing underwriter is

DWR.



Through  June  30, 1999, 1,384,052.638 Units were  sold,  leaving

1,615,947.362  Units unsold as of June 30, 1999.   The  aggregate

price of the Units sold through June 30, 1999 was $14,041,545.



Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership for use in accordance with  the  "Investment

Programs,  Use of Proceeds and Trading Policies" section  of  the prospectus included as part of the Registration Statement.

Item 6.   Exhibits and Reports on Form 8-K


           (A) Exhibits - None

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


                            Morgan Stanley Dean Witter Charter
                            Millburn L.P. (Registrant)

                            By: Demeter Management Corporation
                               (General Partner)

August 13, 1999             By:  /s/ Lewis A. Raibley, III
                                     Lewis A. Raibley, III
                                     Director and Chief Financial
                                      Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.