Form 10-Q
period 1999-09-30
MORGAN STANLEY DEAN WITTER CHARTER MILLBURN LP
filed 1999-11-15
CIK 1066658

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended September 30, 1999 or

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

                     September 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statement of Financial Condition September 30, 1999
     (Unaudited).......................................... 2

     Statement of Operations for the Quarter ended
     September 30, 1999 (Unaudited)........................3

     Statement of Operations for the Period from March
     1, 1999 (commencement of operations) to September 30,
     1999 (Unaudited)..................................... 4

     Statement of Changes in Partners' Capital for the
        Period from March 1, 1999 (commencement of
        operations) to September 30, 1999 (Unaudited).........5

     Statement of Cash Flows for the Period from
     March 1, 1999 (commencement of operations) to
     September 30, 1999 (Unaudited)........................6

        Notes to Financial Statements (Unaudited)..........7-15

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..16-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk .................................. 22-34

Part II. OTHER INFORMATION

Item 1. Legal Proceedings................................ 35

Item 2. Change in Securities and Use of Proceeds.......35-36

Item 6. Exhibits and Reports on Form 8-K..................36





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
                STATEMENT OF FINANCIAL CONDITION


                                                     September 30,
                                                          1999
                                                            $
                                                        (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash
 21,130,353
 Net unrealized gain on open contracts            123,450
                      Total             Trading            Equity
21,253,803

Subscriptions     receivable                            1,625,967
Interest         receivable        (DWR         and         Carr)
78,046

                              Total                        Assets
22,957,816

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

           Accrued          brokerage          fee          (DWR)
123,283
                        Redemptions                       payable
94,301
 Accrued management fee                             35,224
      Total Liabilities                          252,808

Partners' Capital

        Limited       Partners       (2,176,779.228        Units)
22,456,683
         General        Partner        (24,070.719         Units)
248,325
               Total               Partners'              Capital
22,705,008

      Total      Liabilities      and      Partners'      Capital
22,957,816


NET            ASSET           VALUE           PER           UNIT
10.32

          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
                    STATEMENT OF OPERATIONS
                           (Unaudited)



For the

Quarter Ended
                                       September 30, 1999
                                                         $
REVENUES
 Trading profit (loss):
    Realized                                    472,179
              Net          change          in          unrealized
(593,350)

      Total Trading Results                   (121,171)

 Interest Income (DWR and Carr)                      191,035

      Total Revenues                              69,864

EXPENSES

 Brokerage fees (DWR)                         320,520
 Management fees                                91,578

    Total Expenses                             412,098


NET                                                          LOSS

(342,234)


NET LOSS ALLOCATION

 Limited Partners                            (338,188)
                          General                         Partner
(4,046)

NET LOSS PER UNIT

 Limited     Partners                                       (.28)
 General Partner                                  (.28)






          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
                    STATEMENT OF OPERATIONS
                           (Unaudited)




For the Period from

March 1, 1999
                                        (commencement of

operations) to
                                       September 30, 1999
                                                         $
REVENUES
 Trading profit:
    Realized                                    661,065
              Net          change          in          unrealized
123,450

                   Total              Trading             Results
784,515

        Interest        Income       (DWR        and        Carr)
294,657

                             Total                       Revenues
1,079,172

EXPENSES

 Brokerage fees (DWR)                        528,810
 Management fees                             151,089
    Incentive fees                            103,350

    Total Expenses                            783,249

NET INCOME                                    295,923


NET INCOME ALLOCATION

 Limited Partners                            292,598
 General Partner                                 3,325

NET INCOME PER UNIT

 Limited Partners                                  .32
    General Partner                                 .32




          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN  L.P.
           STATEMENT OF CHANGES IN PARTNERS' CAPITAL
               For the Period from March 1, 1999
                  (commencement of operations)
                      to September 30, 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total




Partners' Capital,
Initial     Offering          483,488.295              $4,774,883
$60,000                          $4,834,883

Offering of Units   1,732,224.466          17,541,969            185,000
17,726,969

Net Income             -                   292,598       3,325        295,923

Redemptions          (14,862.814)               (152,767)                 -
(152,767)

Partners' Capital,
 September 30, 1999 2,200,849.947          $22,456,683            $248,325
$22,705,008
















           The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
                    STATEMENT OF CASH FLOWS
                           (Unaudited)






For the Period from

March 1, 1999
                                          (commencement of

operations) to
                                         September  30, 1999

$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        295,923
Noncash item included in net income:
    Net change in unrealized                    (123,450)

Increase in operating assets:
          Interest      receivable      (DWR      and       Carr)
(78,046)

Increase in operating liabilities:
             Accrued         brokerage         fee          (DWR)
123,283
    Accrued management fee                         35,224

Net      cash      provided      by     operating      activities
252,934

CASH FLOWS FROM FINANCING ACTIVITIES

                         Initial                         offering
4,834,883
                 Offering                of                 units
17,726,969
        Increase        in        subscriptions        receivable
(1,625,967)
          Increase         in         redemptions         payable
94,301
                Redemptions               of                units
(152,767)

Net      cash      provided      by     financing      activities
20,877,419

Net                increase                in                cash
21,130,353

Balance          at         beginning          of          period
-

Balance           at           end           of            period
21,130,353




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

Advisor") is the trading advisor to the Partnership.

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



3.  Financial Instruments

The Partnership trades futures and forward contracts, options  on futures contracts, and physical commodities and other commodities interests,  including foreign currencies, financial  instruments,

metals,  energy and agricultural products.  Futures and  forwards represent  contracts for delayed delivery of an instrument  at  a specified date and price.  Risk arises from changes in the  value of  these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




factors  which  may significantly influence the market  value  of these contracts, including interest rate volatility.



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership  elected  to adopt the provisions  of  SFAS  No.  133

beginning   with   its   first  calendar  quarter-end   financial

statements  dated March 31, 1999.  SFAS No. 133  supersedes  SFAS

No.  119  and No. 105, which required the disclosure  of  average aggregate fair values and contract/notional values, respectively,

of  derivative financial instruments for an entity which  carries its  assets at fair value.  The application of SFAS No. 133  does not  have  a  significant  effect on the Partnership's  financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statement  of  Financial Condition and totaled  $123,450  at

September 30, 1999.



Of  the  $123,450  net  unrealized  gain  on  open  contracts  at

September  30, 1999, $513,266 related to exchange-traded  futures contracts

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




and  $(389,816)  related to off-exchange-traded forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 1999 mature through March 2000. Off-exchange-traded forward  currency contracts held by the Partnership at  September

30, 1999 mature through December 1999.



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

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)




an  amount  equal to the net unrealized gain on all open  futures contracts, which funds, in the aggregate, totaled $21,643,619  at

September 30, 1999.



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

Units.



Results of Operations

For the Quarter and Period Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$69,864 and, after expenses, posted a decrease in Net Asset Value per Unit. The most significant net losses were recorded from long positions  in  Hang Seng Index futures as equity prices  in  Hong

Kong dropped during early August amid tensions between China  and

Taiwan.  Smaller losses were incurred in this market complex from trading  Nikkei  Index  futures during August  and  September  as

Japanese equity prices experienced short-term volatility amid speculation of whether the Bank of Japan would intervene to prevent  the yen from rising further relative to the U.S. dollar.

In  global  interest  rate  futures, losses  were  recorded  from trading  in  U.S. interest rate futures as domestic  bond  prices moved  in an erratic sideways pattern for a majority of the month due  to  inflationary concerns and questions regarding the future direction  of  U.S. interest rates.  In currencies,  losses  were recorded  during July and September from short positions  in  the euro,  and  the  Swiss  franc as the value  of  these  currencies reversed  their  previous downward trend versus the  U.S.  dollar amid  bullish  economic  data  out  of  Europe  and  inflationary pressures  in the U.S.  These losses were mitigated  by  currency gains  recorded from long Japanese yen positions as the value  of the  yen strengthened versus most major currencies during  August

and September due to optimism regarding the Japanese economy.   A

portion  of  the Partnership's overall losses for the  month  was offset by gains recorded from long positions in crude oil and its refined  products,  unleaded gas, heating oil  and  gas  oil,  as prices  moved  higher  throughout the  quarter  as  a  result  of

declining  inventories  and increasing demand.   Smaller  profits

were  recorded from long gold futures positions during  September as prices skyrocketed following the Bank of England's second gold auction  and  an announcement by several European  central  banks stating that they were to restrict the sales of gold reserves for five  years. Total expenses for the three months ended  September

30, 1999 were $412,098, resulting in a net loss of $342,234.  The value  of a Unit decreased from $10.60 at June 30, 1999 to $10.32 at September 30, 1999.

For the period from March 1, 1999 (commencement of operations) to

September  30,  1999,  the  Partnership  recorded  total  trading revenues  including interest income of $1,079,172 and  posted  an increase in Net Asset Value per Unit. The most significant  gains were  recorded from long positions in crude oil and  its  refined products,  unleaded  gas,  gas oil and  heating  oil,  as  prices climbed  higher  during March following an agreement  reached  by both  OPEC  and non-OPEC countries to cut total output  beginning

April  1st..  Oil prices continued to move higher throughout  the third  quarter  due to declining supplies and increasing  demand.

Additional  gains were recorded in the metals markets  from  long positions  in gold futures as gold prices soared during September following  the  Bank  of England's second  gold  auction  and  an announcement by several European central banks stating that  they were going to restrict the sales of gold reserves for five years.

Smaller  gains  were  recorded from  short  positions  in  German interest rate futures during June and July as prices moved  lower amid  skepticism regarding the European Monetary Union and  fears of  an interest rate hike in the U.S.  These gains were partially offset by losses incurred from long positions in Hang Seng  Index futures as equity prices in Hong Kong dropped during early August

amid  tensions  between China and Taiwan.   Smaller  losses  were

incurred in this market complex from trading Nikkei Index futures during August and September as Japanese equity prices experienced short-term  volatility amid speculation of whether  the  Bank  of

Japan  would  intervene to prevent the yen  from  rising  further relative  to  the U.S. dollar.  Losses were also  experienced  in soft commodities from long coffee futures positions as coffee prices declined sharply during early June due to forecasts for

warmer  weather in Brazil and ample warehouse supplies.   Smaller

losses  were  incurred in the currency markets  during  July  and

September  from short positions in the euro, and the Swiss  franc as the value of these currencies reversed their previous downward trend  versus the U.S. dollar amid bullish economic data  out  of

Europe and inflationary pressures in the U.S.  Total expenses for the  period  from March 1, 1999 (commencement of  operations)  to

September  30, 1999 were $783,249, resulting in a net  income  of

$295,923.  The value of a Unit increased from $10.00 at March  1,

1999  (commencement  of operations) to $10.32  at  September  30,

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


Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

Introduction

The  Partnership  is a commodity pool engaged  primarily  in  the speculative  trading of futures interests.  The  market-sensitive instruments  held  by  the Partnership are  acquired  solely  for

speculative   trading  purposes  and,  as  a   result,   all   or

substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is integral, not incidental, to  the

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

Partnership's   experience   to  date   and/or   any   reasonable

expectation premised upon historical changes in the fair value of its market-sensitive instruments.


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


The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of September 30, 1999.  As of September 30,

1999,  the  Partnership's total capitalization was  approximately

$23 million.

    Primary Market           September 30, 1999
     Risk Category              Value at Risk

     Currency                      (1.62)%

     Interest Rate                 (0.79)

     Equity                        (0.86)

      Commodity                         (1.26)

      Aggregate Value at Risk      (2.19)%



Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 1999 only and  is  not  necessarily representative  of  either the historic  or  future  risk  of  an investment in the Partnership. As the Partnership's sole business is  the  speculative trading of primarily futures interests,  the composition  of  its  portfolio  of  open  positions  can  change significantly over any given time period or even within a  single

trading  day.   Such changes in open positions  could  materially

impact  market  risk  as  measured by VaR  either  positively  or negatively.

The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net  Assets for the three calendar quarter reporting periods from

March 1, 1999 through September 30, 1999.


Primary Market Risk Category       High      Low       Average

Currency                          (2.66)%   (1.62)%     (2.03)%

Interest Rate                     (1.41)    (0.79)      (1.03)

Equity                            (1.61)    (0.86)      (1.26)
Commodity                         (1.75)    (1.07)      (1.36)
Aggregate Value at Risk           (4.36)%   (2.19)%     (3.07)%


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


The foregoing VaR tables present the results of the Partnership's

VaR for each of the Partnership's market risk exposures and on an aggregate  basis at September 30, 1999 and for  the  end  of  the three  calendar  quarter reporting periods  from  March  1,  1999 through  September  30, 1999. Since VaR is  based  on  historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage and monitor risk  and there can be no assurance that the Partnership's actual losses  on  a  particular  day will not exceed  the  VaR  amounts indicated or that such losses will not occur more than 1  in  100 trading days.


Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as well
as  any  market  risk  they may represent, are  immaterial.   The

Partnership  also maintains a substantial portion  (approximately

76%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  the potential  losses caused by such movements, taking  into  account

the   leverage,  optionality  and  multiplier  features  of   the

Partnership's market-sensitive instruments.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 1999, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.

     Currency.  The primary market exposure in the Partnership at

September 30, 1999 was in the currency sector.  The Partnership's currency  exposure  is  to exchange rate fluctuations,  primarily fluctuations  which disrupt the historical pricing  relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies, including cross-rates -  i.e.,  positions between two currencies other than the U.S. dollar.  For the third quarter  of 1999, the Partnership's major exposures were  in  the

euro   currency  crosses  and  outright  U.S.  dollar  positions.

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

      Interest Rate.  The Partnership's exposure in the  interest rate  market  complex  was  spread  across  the  U.S.,  Japanese,

European  and  German  interest  rate  sectors.   Interest   rate

movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value

of  its  stock  index  and  currency  positions.   Interest  rate

movements  in  one  country  as well as  relative  interest  rate movements  between countries materially impact the  Partnership's profitability.  The Partnership's primary interest rate  exposure is  generally to interest rate fluctuations in the United  States and  the  other  G-7  countries.  Demeter  anticipates  that  G-7 interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest  rates,  which have the most effect on the  Partnership,

are  changes in long-term, as opposed to short-term, rates.  Most of  the speculative futures positions held by the Partnership are

in  medium-  to  long-term  instruments.   Consequently,  even  a

material change in short-term rates would have little effect on the Partnership, were the medium-to long-term rates to remain steady.

     Equity.  The primary equity exposure is to equity price risk in  the  G-7  countries.  The stock index futures traded  by  the

Partnership  are  by  law  limited to  futures  on  broadly-based

indices.   As  of  September 30, 1999, the Partnership's  primary

exposures were in the Nikkei (Japan) and Hang Seng (China)  stock

indices.   The Partnership is primarily exposed to  the  risk  of

adverse  price trends or static markets in the U.S. and  Japanese

indices.   (Static markets would not cause major  market  changes

but  would  make it difficult for the Partnership to avoid  being

"whipsawed" into numerous small losses).

     Commodity.

     Energy.   On  September  30, 1999, the Partnership's  energy

exposure  was shared by futures contracts in the oil and  natural

gas  markets.   Price  movements in  these  markets  result  from

political developments in the Middle East, weather patterns,  and other  economic fundamentals.  As oil prices have increased about

100%  this  year, and, given that the agreement by  OPEC  to  cut production  is  approaching  expiration  in  March  2000,  it  is

possible   that   volatility  will  remain  on  the   high   end.

Significant  profits  and losses have been and  are  expected  to continue to be experienced in this market.  Natural gas,  also  a primary  energy  market exposure, has exhibited  more  volatility than  the  oil  markets on an intra-day and daily  basis  and  is expected to continue in this choppy pattern.

     Soft  Commodities and Agriculturals.  On September 30, 1999,

the  Partnership  had  a reasonable amount  of  exposure  in  the markets  that  comprise  these sectors.  Most  of  the  exposure,

however,  was in the sugar, corn and coffee markets.  Supply  and

demand   inequalities,  severe  weather  disruption  and   market

expectations affect price movements in these markets.

     Metals.  The Partnership's primary metals market exposure is

to  fluctuations  in  the price of gold.   Although  the  Trading

Advisor  will  from  time  to  time trade  base  metals  such  as aluminum, copper and zinc, the principal market exposures of  the

Partnership  have  consistently  been  in  precious  metals.    A

significant amount of exposure was evident in the gold market  as the  price  of  gold  increased  dramatically  following  bullish comments by the European Central Bank.  Demeter anticipates  that gold  will  remain  the primary metals market  exposure  for  the

Partnership.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  are  in Japanese yen, Singapore  dollars  and

Swiss  francs. The Partnership controls the non-trading  risk  of these  balances by regularly converting these balances back  into dollars upon liquidation of the respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which  the Partnership and  the  Trading  Advisor attempt  to  manage the risk of the Partnership's open  positions are essentially the same in all market categories traded. Demeter attempts  to  manage  the Partnership's market  exposure  by  (i)

diversifying  the  Partnership's assets  among  different  market

sectors   and  trading  approaches,  and  (ii),  monitoring   the

performance  of  the  Trading  Advisor  on  a  daily  basis.   In

addition,   the   Trading  Advisor  establishes   diversification

guidelines,  often  set  in terms of the  maximum  margin  to  be committed  to  positions  in any one  market  sector  or  market-

sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisor.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's March 31, 1999 Form 10-Q:



In  the  New  York  action, the motion  to  dismiss  the  amended complaint  with prejudice has been fully briefed and  argued  and the Dean Witter Parties are awaiting the New York Supreme Court's decision.



In  the  California action, on September 24, 1999,  the  Superior

Court in the State of California entered an order dismissing  the consolidated amended complaint without prejudice on consent.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The  Partnership registered 3,000,000 Units pursuant to a  Regis-

tration Statement on Form S-1, which became effective on November

6, 1998 (SEC File Number 333-60103).



The managing underwriter is DWR.



Through  September  30,  1999,  2,191,642.042  Units  were  sold,

leaving  808,357.958 Units unsold as of September 30, 1999.   The

aggregate price of the Units sold through September 30, 1999  was

$22,316,852.

Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership for use in accordance with  the  "Investment

Programs,  Use of Proceeds and Trading Policies" section  of  the prospectus  included as part of the above-referenced Registration

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


                            Morgan Stanley Dean Witter Charter
                            Millburn L.P. (Registrant)

                            By: Demeter Management Corporation
                               (General Partner)

November 12, 1999           By:  /s/ Lewis A. Raibley, III
                                     Lewis A. Raibley, III
                                     Director and Chief Financial
                                      Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.