Form 10-K
period 1999-12-31
MORGAN STANLEY DEAN WITTER CHARTER MILLBURN LP
filed 2000-03-28
CIK 1066658

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the year ended December 31, 1999 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For          the          transition         period          from
________________to___________________
Commission File Number 0-25605

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.

(Exact name of registrant as specified in its Limited Partnership
                           Agreement)

           DELAWARE                                           13-
4018065
          (State       or       other       jurisdiction       of
(I.R.S. Employer
               incorporation           or           organization)
Identification No.)

c/o Demeter Management Corporation
Two   World   Trade  Center,  -  62nd  Flr.,   New   York,   N.Y.
10048
(Address        of       principal       executive       offices)
(Zip Code)

Registrant's    telephone    number,    including    area    code
(212) 392-5454
Securities registered pursuant to Section 12(b) of the Act:

                                                   Name  of  each
exchange
        Title  of each class                                   on
which registered
          None                                         None

Securities registered pursuant to Section 12(g) of the Act:

             Units of Limited Partnership Interest

                        (Title of Class)


      Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X      No

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $23,527,116.50 at January 31, 2000.

              DOCUMENTS INCORPORATED BY REFERENCE
                                   (See          Page          1)

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
               INDEX TO ANNUAL REPORT ON FORM 10-K
                        DECEMBER 31, 1999

Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . .
 .  . . .                            .  1
Part I .
  Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . .
 . . . .  2-5

  Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . .
 . . . . . . 5

  Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . .
 . . . .  6-7

  Item 4.  Submission of Matters to a Vote of Security Holders .
 . . . . . . 8

Part II.
  Item 5.  Market for the Registrant's Partnership Units
           and Related Security Holder Matters . . . . . . . .
 . . . . 9-10

  Item 6.  Selected Financial Data . . . . . . . . . . . . . . .
 . . . . .  11

  Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . .
 . . .12-22

  Item 7A. Quantitative and Qualitative Disclosures About
           Market Risk . . . . . . . . . . . . . . . . . . . . .
 . . .  23-34

  Item 8.   Financial Statements and Supplementary Data. . . . .
 . . . . .  35

  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . .
 . . . .  35
Part III.
  Item 10. Directors and Executive Officers of the Registrant . .
 . . .36-40

  Item 11. Executive Compensation . . . . . . . . . . . . .  . .
 . . . . . 40

  Item 12. Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . .  . . .
 . . . .  40

  Item 13. Certain Relationships and Related Transactions   . . .
 . .  . . 41
Part IV.

  Item 14. Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K . . . . . . . . . . . . . .
 . . . . . . . 42

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



          Documents Incorporated                        Part
of Form 10-K

     Partnership's Prospectus dated
     November 6, 1998 and the Prospectus
     Supplement dated August 13, 1999                I

     Annual Report to Morgan Stanley
     Dean Witter Charter Millburn L.P.
      for the year ended December 31, 1999      II, III  and
IV

                             PART I

Item 1.  BUSINESS

(a) General Development of Business. Morgan Stanley Dean Witter

Charter Millburn L.P. ("the Partnership") is a Delaware limited partnership organized to engage primarily in the speculative trading of futures and forward contracts, options on futures contracts  and on physical commodities, and other  commodity interests, including foreign currencies, financial instruments,

metals, energy and agricultural products (collectively, "futures interests").  The Partnership commenced operations on March 1,

1999.  The Partnership is one of the Morgan Stanley Dean Witter

Charter Series of funds, comprised of the Partnership, Morgan

Stanley Dean Witter Charter Graham L.P., and Morgan Stanley Dean

Witter Charter Welton L.P.



The   general  partner  is  Demeter  Management  Corporation

("Demeter").  The non-clearing commodity broker is Dean Witter

Reynolds, Inc. ("DWR") and an unaffiliated clearing commodity broker,  Carr  Futures Inc. ("Carr"), provides clearing  and

execution   services.   Demeter  and  DWR  are  wholly-owned

subsidiaries  of Morgan Stanley Dean Witter & Co.  ("MSDW").

Millburn Ridgefield Corporation (the "Trading Advisor"), is the

trading advisor to the Partnership.



The Partnership registered 3,000,000 units of limited partnership interest ("Units") pursuant to a Registration Statement on Form S-

1 (SEC File Number

333-60103), which became effective on November 6, 1998.  The managing underwriter for the Partnership is DWR.



Units of the Partnership were offered initially at $10 per Unit from November 6, 1998 through January 15, 1999 for issuance at the initial closing which was held on February 26, 1999 (the

"Initial Closing").



Units which remain unsold following the Initial Closing  are available for sale at monthly closings to be held as of the last day of each month (a "Monthly Closing") during the Partnership's continuing offering of Units ("Continuing Offering").  Since the

Partnership may register additional Units for sale, there is no maximum aggregate amount of contributions that may be received by the Partnership.  During the Continuing Offering, Units of the

Partnership will be offered for sale at Monthly Closings at a purchase price equal to 100% of the Net Asset Value per Unit as of the last day of each month.



The Partnership's Net Asset Value per Unit at December 31, 1999

was $9.28, representing a decrease of 7.2 percent from the Net

Asset Value per Unit of $10.00 at March 1, 1999 (commencement of

operations).   For  a  more  detailed  description  of   the

Partnership's business, see subparagraph (c).

(b) Financial Information about Industry Segments.  For financial information reporting purposes the Partnership is deemed  to engage  in one industry segment, the speculative trading  of futures  interests.  The relevant financial  information  is presented in Items 6 and 8.



(c) Narrative Description of Business.  The Partnership is in the

business of speculative trading of futures interests, pursuant to trading instructions provided by the Trading Advisor. For  a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus,

dated November 6, 1998 (the "Prospectus"), and the corresponding portions of the Prospectus Supplement dated August 13, 1999, (the

"Supplement"), each incorporated by reference in this Form 10-K,

set forth below.

  Facets of Business

    1. Summary                   1.  "Summary of the Prospectus"
                                     (Pages   1-4   of   the
                                     Prospectus
                                       and  Page S-1 of  the
                                     Supplement).

       2.     Futures, Options and  2. "The Futures, Options and
       Forward Markets               Forward Markets" (Pages
                                           76-80   of    the
       Prospectus).

    3. Partnership's Trading     3.  "Investment Programs, Use
       Arrangements and               of Proceeds and Trading
      Policies                              Policies" (Pages 32-
      35
      of the Prospectus). "The
                                      Trading Advisors"
                                      (Pages 44-70 of the
                                      Prospectus) and Pages
                                      S-19 - S-36 of the
                                      Supplement.

       4.  Management of the Part-  4.  "The Management Agree-
                           nership       ments" (Pages 71-74 of
                                         the Prospectus).  "The
                                         General Partner" (Pages
                                         38-41 of the Prospectus
                                              and Pages S15 - S-
                                        17
                                                  of     the
                                        Supplement).
                                         "The Commodity Brokers"
                                        (Page 74-75 of the
                Prospectus) and "The                    Limited
               Partnership                     Agreement" (Pages
               80-
                                       84 of the Prospectus).

    5. Taxation of the Partner-  5.  "Material Federal Income
       ship's Limited Partners        Tax Considerations" and
                                     "State and Local Income Tax
                                      Aspects" (Pages 90-97
                                      of the Prospectus).


(d)  Financial Information About Foreign and Domestic Operations
and Export         Sales.

The Partnership has not engaged in any operations in foreign countries;  however, the Partnership (through the  commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades in futures interests on foreign exchanges.


Item 2.  PROPERTIES

The executive and administrative offices are located within the offices of DWR. The DWR offices utilized by the Partnership are located at Two World Trade Center, 62nd Floor, New York,  NY

10048.

Item 3.  LEGAL PROCEEDINGS

The class actions first filed in 1996 in California and in New

York State courts were each dismissed in 1999.  However, in the

New  York State class action, plaintiffs appealed the  trial court's dismissal of their case on March 3, 2000.



On  September  6, 10, and 20, 1996, and on March  13,  1997,

purported class actions were filed in the Superior Court of the

State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures  & Currency Management Inc. ("DWFCM"), MSDW, certain limited partnership commodity pools of which Demeter is  the general partner (all such parties referred to hereafter as the

"Morgan  Stanley  Dean Witter Parties") and certain  trading advisors to those pools.  On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint, alleging,

among other things, that the defendants committed fraud, deceit,

negligent misrepresentation, various violations of the California

Corporations Code, intentional and negligent breach of fiduciary duty,  fraudulent  and  unfair  business  practices,  unjust enrichment, and conversion in the sale and operation of  the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and

other  relief.   The  court entered an order  denying  class

certification on August 24,

1999.   On  September 24, 1999, the court entered  an  order

dismissing  the  case without prejudice on consent.  Similar purported class actions were also filed on September 18 and 20,

1996, in the Supreme Court of the State of New York, New York

County, and on November 14, 1996 in the Superior Court of the

State of Delaware, New Castle County, against the Morgan Stanley

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

Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did in early December 1998.  The defendants filed a motion to dismiss the amended complaint with prejudice on February 1, 1999.

By decision dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice.



In addition, on December 16, 1997, upon motion of the plaintiffs,

the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                             PART II


Item  5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS  AND
RELATED SECURITY             HOLDER MATTERS

-    Market Information

There is no established public trading market for Units of the

Partnership.

(b) Holders

The  number  of holders of Units at December  31,  1999  was approximately 1,367.

c Distributions

No  distributions have been made by the Partnership since it commenced trading operations on March 1, 1999. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distribution of Partnership profits.



(d) Use of Proceeds

The  Partnership registered 3,000,000 Units  pursuant  to  a

Registration Statement on Form S-1, which became effective on

November  6, 1998 (SEC File Number 333-60103).  The managing underwriter for the Partnership is DWR.



The  offering originally commenced on November 6, 1998  with

483,488.295 Units sold through February 26, 1999.  The aggregate price of the offering amount registered was $4,834,883 (based upon the initial offering price of $10.00 per Unit) for  the initial closing on February 26, 1999 (the "Initial Offering").

After the Initial Offering, Units were sold at monthly closings at a price
equal to 100% of the Net Asset Value per Unit as of the close of business on the last day of each month.



Through December 31, 1999, 2,534,789.279 Units were sold, leaving

465,210.721 Units unsold at December 31, 1999.  The aggregate price  of  the  Units  sold through December  31,  1999  was

$25,453,737.



Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Investment

Programs, Use of Proceeds and Trading Policies" section of the

Prospectus.



     Item 6.    SELECTED FINANCIAL DATA (in dollars)

                                          For the Period from
                                           March 1, 1999
                                                    (commencement
                                         of operations) to
                                        December  31, 1999
     Total Revenues
     (including interest)                                        (653,797)

     Net Loss                                             (1,929,953)

     Net Loss
     Per Unit (Limited
     & General Partners)                                             (.72)

     Total Assets                                              23,708,029

     Total Limited
     Partners' Capital                                         23,039,629

     Net Asset Value
     Per Unit                                                        9.28







Item  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND                RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for  the  Trading  Advisor,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and  instruments permitted by the  Commodity  Futures

Trading Commission ("CFTC") for investment of customer segregated or secured funds.  The Partnership's assets held by the commodity brokers  may  be  used  as margin solely  for  the  Partnership's

trading.   Since the Partnership's sole purpose is  to  trade  in

futures,   forwards,  and  options,  it  is  expected  that   the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures, forwards,  and  options may, from time to time, be illiquid.  Most U.S. futures exchanges limit  fluctuations in prices during a single day by  regulations

referred  to  as  "daily price fluctuations  limits"   or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit,

positions  in  that futures or options contract  can  neither  be taken  nor liquidated unless traders are willing to effect trades at  or  within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or
no   trading.    These  market  conditions  could   prevent   the

Partnership  from  promptly liquidating its  futures  or  options contracts and result in restrictions on redemptions.



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign currencies.  The markets  for  some  world currencies  have low trading volume and are illiquid,  which  may prevent  the  Partnership from trading in potentially  profitable markets  or  prevent  the Partnership from  promptly  liquidating unfavorable  positions  in  such markets  and  subjecting  it  to

substantial  losses.   Either of these  market  conditions  could

result in restrictions on redemptions.



The  Partnership  has  never had illiquidity  affect  a  material portion of its assets.



Capital  Resources.  The Partnership does not have, or expect  to have,  any capital assets.  Redemptions, exchanges and  sales  of additional  Units in the future will affect the amount  of  funds available  for  investments in futures  interests  in  subsequent

periods.   It  is  not  possible  to  estimate  the  amount   and

therefore, the impact of future redemptions.

Results of Operations.

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations for March 1, 1999 through

December  31,  1999  and  a  general discussion  of  its  trading activities during the period.  It is important to note,  however,

that  the  Trading Advisor trades in various markets at different times  and  that prior activity in a particular market  does  not mean  that  such  market will be actively traded by  the  Trading

Advisor  or will be profitable in the future.  Consequently,  the results of operations of the Partnership are difficult to discuss other  than  in  the  context  of its Trading  Advisor's  trading activities  on behalf of the Partnership and how the  Partnership has performed in the past.




At  December  31,  1999,  the  Partnership's  total  capital  was

$23,303,720,  an  increase of $18,468,837 from the  Partnership's total capital of $4,834,883 at February 26, 1999.



For the year ended December 31, 1999, the Partnership generated a

net   loss   of   $1,929,953,   total  subscriptions   aggregated

$25,738,737 and total redemptions aggregated $505,064.

For  the  year ended December 31, 1999, the Partnership  recorded total  trading  losses  net of interest income  of  $653,797  and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant  losses (approximately 4.27%) were  recorded  in  the

global   interest   rate   futures  markets.    The   Partnership

experienced  losses in the third and fourth quarters  from  short positions  in  Japanese  interest rate futures  as  prices  moved higher  amid  fears  that  a strong yen may  slow  that  nation's budding recovery.  Losses were also recorded during April and May from  long U.S. interest rate futures positions as prices dropped in reaction to Federal Reserve Chairman Alan Greenspan's warnings that  a strong economy could reignite inflation.  Fears that  the

Federal  Reserve  eventually could boost  target  interest  rates pushed  down  domestic bond prices during the  first  and  second quarters and forced yields higher.  During July and August,  long

U.S.  interest  rate  futures positions  resulted  in  additional losses  as  domestic  bond prices moved temporarily  lower  after

Federal  Reserve Chairman Alan Greenspan commented  that  central bankers  must consider stock prices when setting monetary  policy and  as  economic reports added to concern that the U.S.  Federal

Reserve   will  raise  interest  rates.   Additional  losses   of

approximately  2.98%  were experienced in  the  currency  markets primarily  during the third quarter from short positions  in  the

Swiss  franc and the euro as the value of these currencies  moved higher  relative to the U.S. dollar.  A portion  of  the  overall losses was offset by gains of approximately 1.69% recorded in the metals  markets  primarily from long gold  and  aluminum  futures positions.  An announcement by a group of European central  banks abruptly reversed gold
prices  higher late in the third quarter resulting in  gains  for long  gold  futures  positions.  Aluminum prices  also  increased during  the  year  on  technical factors and a  healthy  economic outlook  for  most industrialized nations economies in  the  year

ahead.    Trading  in  the  energy  markets  produced  gains   of

approximately  1.15% as OPEC cooperated with other  major  global oil  producing  countries  to rein in  production,  thus  pushing prices  higher.  Crude oil and its refined products all benefited from  the  improving global demand for energy and  the  decreased

supply   of  crude  oil.   Total  expenses  for  the  year   were

$1,276,156, resulting in a net loss of $1,929,953.  The value  of a  Unit decreased from $10.00 at inception of trading on March 1,

1999 to $9.28 at December 31, 1999.



The  Partnership's  overall performance record represents  varied results of trading in different futures interests markets.  For a further description of 1999 trading results, refer to the  letter to  the  Limited  Partners in the accompanying Annual  Report  to

Limited  Partners for the year ended December 31, 1999, which  is incorporated  by  reference to Exhibit 13.01 of this  Form  10-K.

The  Partnership's  gains  and losses  are  allocated  among  its partners for income tax purposes.



Credit Risk.

Financial  Instruments.  The Partnership is a party to  financial instruments with elements of off-balance sheet market and  credit risk.  The Partnership
may  trade  futures, forwards, and options to  gain  long  biased exposure to global stock markets and global bond markets, as well as  long  and  short exposure to a component of  managed  futures contracts  in agricultural commodities, energy products,  foreign

currencies,  precious and base metals, and soft commodities.   In

entering into these contracts, the Partnership is subject to  the market  risk that such contracts may be significantly  influenced by market conditions, such as interest rate volatility, resulting in  such  contracts being less valuable.  If the  markets  should move against all of the positions held by the Partnership at  the same  time,  and  if  the Trading Advisor was  unable  to  offset positions of the Partnership, the Partnership could lose  all  of its assets and investors would realize a 100% loss.



In  addition  to  the  Trading Advisor's internal  controls,  the

Trading  Advisor  must comply with the trading  policies  of  the

Partnership.   These  trading  policies  include  standards   for

liquidity  and leverage with which the Partnership  must  comply.

The Trading Advisor and Demeter monitor the Partnership's trading activities  to  ensure  compliance  with  the  trading  policies.

Demeter  may  require the Trading Advisor to modify positions  of

the   Partnership   if   Demeter  believes   they   violate   the

Partnership's trading policies.



In  addition to market risk, in entering into futures,  forwards,

and  options  contracts there is a credit risk to the Partnership that the counterparty on a
contract  will  not  be  able  to meet  its  obligations  to  the

Partnership.  The  ultimate  counterparty  or  guarantor  of  the

Partnership for futures contracts traded in the United States and the  foreign  exchanges on which the Partnership  trades  is  the

clearinghouse  associated  with such  exchange.   In  general,  a

clearinghouse  is  backed by the membership of the  exchange  and will act in the event of non-performance by one of its members or one  of its member's customers, which should significantly reduce

this  credit  risk.   For example, a clearinghouse  may  cover  a

default   by   drawing  upon  a  defaulting  member's   mandatory

contributions and/or non-defaulting members' contributions  to  a clearinghouse  guarantee fund, established lines  or  letters  of credit with banks, and/or the clearinghouse's surplus capital and other  available  assets of the exchange  and  clearinghouse,  or assessing its members.  In cases where the Partnership trades off-

exchange  forward contracts with a counterparty, the ole recourse of the Partnership will be the forward contracts counterparty.



There is no assurance that a clearinghouse or exchange will  meet its obligations to the Partnership, and Demeter and the commodity brokers  will not indemnify the Partnership against a default  by such  parties.  Further,  the law is  unclear  as  to  whether  a commodity broker has any obligation to protect its customers from loss  in the event of an exchange or clearinghouse defaulting  on trades  effected for the broker's customers.  Any such obligation on the part
of a broker appears even less clear where the default occurs in a

non-U.S. jurisdiction.



Demeter  deals  with  these credit risks of  the  Partnership  in

several  ways.   First,  it  monitors  the  Partnership's  credit

exposure to each exchange on a daily basis, calculating not  only the  amount of margin required for it but also the amount of  its unrealized gains at each exchange, if any.  The commodity brokers inform  the Partnership, as with all their customers, of its  net margin  requirements for all its existing open positions, but  do

not  break that net figure down, exchange by exchange.   Demeter,

however,  has installed a system which permits it to monitor  the

Partnership's potential margin liability, exchange  by  exchange.

As  a  result,  Demeter  is  able to  monitor  the  Partnership's potential  net  credit exposure to each exchange  by  adding  the unrealized  trading  gains  on that  exchange,  if  any,  to  the

Partnership's margin liability thereon.



Second,  the Partnership's trading policies limit the  amount  of its Net Assets that can be committed at any given time to futures

contracts   and  require,  in  addition,  a  minimum  amount   of

diversification  in  the  Partnership's  trading,  usually   over

several  different  products.  One of the aims  of  such  trading

policies  has  been  to  reduce  the  credit  exposure   of   the

Partnership   to   a  single  exchange  and,  historically,   the

Partnership's exposure to any one exchange has typically amounted to only a small percentage of its total Net Assets. On those relatively few occasions where the Partnership's credit exposure  may  climb  above such level, Demeter  deals  with  the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate.  Material changes  to the trading policies may be made only with the  prior written approval of the limited partners owning more than 50%  of

Units then outstanding.



Third,  Demeter has secured, with respect to Carr acting  as  the clearing  broker  for  the Partnership,  a  guarantee  by  Credit

Agricole  Indosuez,  Carr's parent, of the payment  of  the  "net liquidating  value"  of  the transactions (futures,  options  and forward contracts) in the Partnership's account.



With  respect to forward contract trading, the Partnership trades with  only those counterparties which Demeter, together with DWR,

have  determined to be creditworthy.  At the date of this filing,

the  Partnership  deals  only with Carr as  its  counterparty  on

forward  contracts.   The guarantee by Carr's  parent,  discussed

above, covers these forward contracts.



See  "Financial Instruments" under Notes to Financial  Statements in  the  Partnership's Annual Report to Limited Partners for  the

year  ended December 31, 1999, which is incorporated by reference to Exhibit 13.01 of this Form

10-K.

Year  2000 Problem. Commodity pools, like financial and  business organizations  and individuals around the world,  depend  on  the smooth  functioning  of computer systems.  The  Year  2000  issue arose since many of the world's computer systems (including those in  non-information  technology systems)  traditionally  recorded years  in  a  two-digit format.  If not addressed, such  computer systems  may have been unable to properly interpret dates  beyond the  year 1999, which may have led to business disruptions in the

U.S.  and internationally.  Such disruptions could have adversely affected  the  handling or determination of  futures  trades  and

prices  and  other  services  for the Partnership.   Accordingly,

Demeter   has   fully  participated  in  a  firmwide   initiative

established  by MSDW to address issues associated with  the  Year

2000.   As  part  of  this initiative, MSDW reviewed  its  global

software  and hardware infrastructure for mainframe,  server  and

desktop   computing   environments  and  engaged   in   extensive

remediation   and   testing.   The  Year  2000  initiative   also

encompassed  the review of agencies, vendors and  facilities  for

Year 2000 compliance.



Since  1995,  MSDW prepared actively for the Year 2000  issue  to ensure  that it would have the ability to respond to any critical business  process failure, to prevent the loss of  workspace  and technology,  and  to  mitigate any potential  financial  loss  or damage  to  its  global franchise.  Where necessary,  contingency plans  were expanded or developed to address specific  Year  2000 risk  scenarios,  supplementing existing  business  policies  and practices.  In  conjunction with MSDW's Year  2000  preparations,

Demeter monitored the progress
of  Carr  and the Trading Advisor throughout 1999 in  their  Year

2000  compliance  and,  where  applicable,  tested  its  external

interfaces,  with  Carr  and the Trading Advisor.   In  addition,

Demeter, the commodity brokers, the Trading Advisor and all  U.S.

futures  exchanges were subjected to monitoring by  the  CFTC  of their  Year  2000  preparedness, and the  major  foreign  futures exchanges  engaged  in market-wide testing  of  their  Year  2000 compliance during 1999.



MSDW  and  Demeter  consider the transition into  the  Year  2000 successful  from  the perspective of their internal  systems  and global  external  interactions.  Over the  millennial  changeover period,  no  material issues were encountered, and MSDW,  Demeter and the Partnership conducted business as usual.



Risks  Associated  With  the Euro. On  January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  euro).   During   a   three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to  the  euro  prevents the Trading Advisor  from  trading  those sovereign  currencies and thereby, limits  its  ability  to  take advantage  of potential market opportunities that might otherwise have  existed  had separate currencies been available  to  trade.

This  could  adversely  affect the  performance  results  of  the

Partnership.

Item  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative trading  of  futures interests.  The market-sensitive instruments held  by  the  Partnership are acquired for  speculative  trading purposes only and, as a result, all or substantially all  of  the

Partnership's  assets  are at risk of trading  loss.   Unlike  an

operating  company, the risk of market-sensitive  instruments  is central,  not  incidental,  to  the Partnership's  main  business activities.



The  futures interests traded by the Partnership involve  varying degrees  of  market  risk.  Market risk is often  dependent  upon changes  in  the level or volatility of interest rates,  exchange rates,  and  prices  of  financial instruments  and  commodities.

Fluctuations  in market risk based upon these factors  result  in frequent  changes  in  the fair value of the  Partnership's  open positions, and, consequently, in its earnings and cash flow.



The  Partnership's  total market risk is  influenced  by  a  wide variety  of  factors,  including the  diversification  among  the

Partnership's open positions, the volatility present  within  the markets,  and the liquidity of the markets.  At different  times,

each  of these factors may act to increase or decrease the market risk associated with the Partnership.

The  Partnership's past performance is not necessarily indicative of  its future results.  Any attempt to numerically quantify  the

Partnership's  market risk is limited by the uncertainty  of  its speculative  trading.  The Partnership's speculative trading  may cause future losses and volatility (i.e. "risk of ruin") that far exceed  the  Partnership's experiences to date or any  reasonable expectations based upon historical changes in market value.



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



The  Partnership accounts for open positions using mark-to-market

accounting  principles.   Any loss in the  market  value  of  the

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized, and  cash

flow.   Profits and losses on open positions of exchange  traded-

futures interests are settled daily through variation margin.

The  Partnership's risk exposure in the market sectors traded  by the  Trading Advisor is estimated below in terms of Value at Risk

("VaR").  The  VaR  model used by the Partnership  includes  many variables that could change the market value of the Partnership's trading  portfolio.  The Partnership estimates VaR using a  model based upon historical simulation with a confidence level of  99%.

Historical  simulation involves constructing  a  distribution  of hypothetical  daily changes in the value of a trading  portfolio.

The  VaR  model takes into account linear exposures to price  and interest  rate risk.  Market risks that are incorporated  in  the

VaR  model  include equity and commodity prices, interest  rates,

foreign  exchange  rates, and correlation among these  variables.

The  hypothetical changes in portfolio value are based  on  daily percentage changes observed in key market indices or other market factors  ("market  risk  factors")  to  which  the  portfolio  is

sensitive.    The   historical   observation   period   of    the

Partnership's VaR is approximately four years.  The  one-day  99%

confidence  level  of the Partnership's VaR  corresponds  to  the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.



VaR   models,   including  the  Partnership's,  are  continuously

evolving  as trading portfolios become more diverse and  modeling techniques  and systems capabilities improve.  Please  note  that the  VaR  model is used to numerically quantify market  risk  for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities.



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets

by  primary  market risk category as of December  31,  1999.   At

December  31,  1999,  the Partnership's total capitalization  was approximately $23 million.

     Primary Market                December 31, 1999
     Risk Category              Value at Risk

     Interest            Rate                              (.80)%

Currency                                                    (.92)

Equity                         (.75)

     Commodity                      (.74)

     Aggregate Value at Risk                 (1.71)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.


The  table  above  represents the VaR of the  Partnership's  open positions  at  December  31, 1999 only  and  is  not  necessarily representative  of  either the historic  or  future  risk  of  an investment in the Partnership. Because the

Partnership's only business is the speculative trading of futures interests,  the composition of its trading portfolio  can  change significantly over any given time period, or even within a single trading  day.  Any changes in open positions could positively  or negatively materially impact market risk as measured by VaR.



The  table  below supplements the year end VaR by presenting  the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets  for the four calendar quarter-end reporting  periods from March 1, 1999 through December 31, 1999.

Primary Market Risk Category        High        Low

Average

Interest Rate                           (1.41)%    (.79)%

(.97)%

Currency                           (2.66)     (.92)    (1.75)

Equity                                  (1.61)     (.75)

(1.13)

Commodity                           (1.75)    (.74)    (1.21)

Aggregate Value at Risk                 (4.36)%   (1.71)%
(2.73)%


Limitations on Value at Risk as an Assessment of Market Risk

The  face  value  of the market sector instruments  held  by  the

Partnership  is  typically  many  times  the  applicable   margin

requirements.  Margin requirements generally range between 2% and

15%  of  contract face value. Additionally, the use  of  leverage causes  the face value of the market sector instruments  held  by

the   Partnership   to  typically  be  many   times   the   total

capitalization of the

Partnership.  The value of the Partnership's open positions  thus

creates   a  "risk  of  ruin"  not  typically  found   in   other

investments.  The relative size of the positions held  may  cause the Partnership to incur losses greatly in excess of VaR within a short  period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, gives no indication of such "risk of  ruin".  In  addition, VaR risk measures should be  viewed  in

light  of  the  methodology's  limitations,  which  include   the

following:

     past  changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

     changes  in portfolio value in response to market movements may differ from those of the VaR model;

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at December

31,  1999  and for the end of the four calendar quarter reporting periods from March 1, 1999 through December 31, 1999.  Since  VaR is  based  on  historical  data, VaR  should  not  be  viewed  as predictive  of the Partnership's future financial performance  or its ability to manage or monitor risk.  There can be no assurance that the Partnership's actual losses on a particular day will not exceed  the VaR amounts indicated above or that such losses  will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may  represent are immaterial. The  Partnership  also maintains  a  substantial  portion  (approximately  79%)  of  its

available  assets  in  cash  at DWR.   A  decline  in  short-term

interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential losses, taking into account  the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.



Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk
exposures  - except for (A) those disclosures that are statements

of   historical  fact  and  (B)  the  descriptions  of  how   the

Partnership   manages  its  primary  market  risk   exposures   -

constitute  forward-looking  statements  within  the  meaning  of

Section  27A  of  the  Securities Act  and  Section  21E  of  the

Securities  Exchange Act.  The Partnership's primary market  risk exposures  as  well  as the strategies used and  to  be  used  by

Demeter  and the Trading Advisor for managing such exposures  are subject  to numerous uncertainties, contingencies and risks,  any one  of which could cause the actual results of the Partnership's risk  controls to differ materially from the objectives  of  such

strategies.      Government    interventions,    defaults     and

expropriations,  illiquid  markets,  the  emergence  of  dominant fundamental  factors, political upheavals, changes in  historical price  relationships,  an  influx  of  new  market  participants,

increased  regulation  and many other  factors  could  result  in material  losses  as  well as in material  changes  to  the  risk exposures  and the risk management strategies of the Partnership.

Investors  must be prepared to lose all or substantially  all  of their investment in the Partnership.



The  following  were the primary trading risk  exposures  of  the

Partnership at December 31, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Currency.  The primary market exposure in the Partnership  is  in the  currency sector.  The Partnership's currency exposure is  to exchange rate fluctuations,
primarily  fluctuations  which  disrupt  the  historical  pricing relationships  between different currencies and  currency  pairs.

Interest  rate changes as well as political and general  economic conditions influence these fluctuations.  The Partnership  trades in  a  large number of currencies, including cross-rates -  i.e.,

positions between two currencies other than the U.S. dollar.  For the  fourth  quarter of 1999, the Partnership's  major  exposures were  in  the  euro  currency crosses and  outright  U.S.  dollar

positions.   (Outright positions consist of the U.S.  dollar  vs.

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



Interest  Rate. The Partnership's exposure in the  interest  rate market  complex was spread across the U.S., Japanese, German  and

European interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held  by the  Partnership  and indirectly affect the value  of  its  stock index  and  currency positions.  Interest rate movements  in  one country  as  well  as  relative interest rate  movements  between countries materially impact the Partnership's profitability.  The

Partnership's primary
interest rate exposure is generally to interest rate fluctuations

in  the  United  States  and the other G-7  countries.   The  G-7

countries consist of France, U.S., Britain, Germany, Japan, Italy

and  Canada.   Demeter anticipates that G-7 interest  rates  will

remain the primary interest rate exposure of the Partnership  for the  foreseeable  future.  The changes in interest  rates,  which have  the  most effect on the Partnership, are changes  in  long-

term,  as  opposed to short-term, rates.  Most of the speculative futures positions held by the Partnership are in medium-to  long-

term instruments.  Consequently, even a material change in short-

term rates would have little effect on the Partnership, were  the medium-to-long term rates to remain steady.



Equity.   The primary equity exposure is to equity price risk  in

the  G-7  countries.   The  stock index  futures  traded  by  the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   At  December  31,  1999,  the  Partnership's   primary

exposures were in the Nikkei (Japan) and Hang Seng (China)  stock

indices.   The Partnership is primarily exposed to  the  risk  of

adverse  price trends or static markets in the U.S. and  Japanese

indices.   (Static markets would not cause major  market  changes

but  would  make it difficult for the Partnership to avoid  being

"whipsawed" into numerous small losses).

Commodity.

Energy.   On December 31, 1999, the Partnership's energy exposure

was  shared  by  futures  contracts in the  oil  markets.   Price

movements in these markets result from political developments  in

the   Middle   East,   weather  patterns,  and   other   economic

fundamentals.   As  oil prices have increased approximately  100%

this  year,  and,  given  that  the  agreement  by  OPEC  to  cut production  is  approaching  expiration  in  March  2000,  it  is

possible   that   volatility  will  remain  on  the   high   end.

Significant  profits  and losses have been and  are  expected  to continue to be experienced in this market.



Metals.  The Partnership's primary metals market exposure  is  to fluctuations in the price of gold.  Although the Trading  Advisor will,  from  time  to time, trade base metals such  as  aluminum,

copper   and  zinc,  the  principal  market  exposures   of   the

Partnership  have  consistently  been  in  precious  metals.    A

reasonable amount of exposure was evident in the gold  market  as

the  price of gold retreated during the fourth quarter.   Demeter

anticipates  that  gold  will remain the  primary  metals  market exposure for the Partnership.



Soft  Commodities and Agriculturals.  On December 31,  1999,  the

Partnership  had a reasonable amount of exposure in  the  markets that comprise these sectors.  Most of the exposure, however,  was

in  the  sugar,  cotton  and  corn markets.   Supply  and  demand

inequalities,  severe weather disruption and market  expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership at December 31, 1999:



Foreign Currency Balances.  The Partnership does not have foreign currency balances at December 31, 1999.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  Partnership and the Trading Advisor, separately, attempt  to

manage   the   risk  of  the  Partnership's  open  positions   in

essentially  the  same  manner in all market  categories  traded.

Demeter  attempts  to manage market exposure by diversifying  the

Partnership's assets among different market sectors  and  trading approaches, and monitoring the performance of the Trading Advisor

daily.     In   addition,   the   Trading   Advisor   establishes

diversification  guidelines, often set in terms  of  the  maximum margin  to be committed to positions in any one market sector  or market-sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash.   Cash  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisor.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  Financial  Statements are incorporated by reference  to  the

Partnership's  Annual  Report, which if filed  as  Exhibit  13.01 hereto.



Supplementary  data  specified by  Item  302  of  Regulation  S-K

(selected quarterly financial data) is not applicable.




Item  9.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACOUNTING AND                 FINANCIAL DISCLOSURE

None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There  are no directors or executive officers of the Partnership.

The Partnership is managed by Demeter.




Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert E. Murray, age 39, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President and a Director of DWFCM.  Effective as of the close  of business  on January 31, 2000, Mr. Murray replaced Mr. Hawley  as

Chairman  of  the  Board  of Demeter and  DWFCM.  Mr.  Murray  is

currently  a  Senior  Vice  President of  DWR's  Managed  Futures

Department.   Mr. Murray began his career at DWR in 1984  and  is

currently the Director of the Managed Futures Department. In this capacity, Mr. Murray is responsible for overseeing all aspects of the  firm's  Managed  Futures Department.  Mr.  Murray  currently serves  as  Vice  Chairman and a Director of  the  Managed  Funds

Association, an industry association for investment professionals in  futures,  hedge funds and other alternative investments.  Mr.

Murray graduated from Geneseo State University in May 1983 with a

B.A. degree in Finance.

Mitchell  M. Merin, age 46, is a Director of Demeter.  Mr.  Merin

is  also a Director of DWFCM.  Mr. Merin was appointed the  Chief

Operating  Officer  of Individual Asset Management  for  MSDW  in

December  1998 and the President and Chief Executive  Officer  of

Morgan  Stanley Dean Witter Advisors in February  1998.   He  has

been  an Executive Vice President of DWR since 1990, during which time  he  has  been  director of DWR's Taxable Fixed  Income  and

Futures  divisions,  Managing Director in Corporate  Finance  and

Corporate  Treasurer.  Mr. Merin received his  Bachelor's  degree from  Trinity  College in Connecticut and his  M.B.A.  degree  in finance  and  accounting  from the  Kellogg  Graduate  School  of

Management of Northwestern University in 1977.



Joseph  G.  Siniscalchi, age 54, is a Director of  Demeter.   Mr.

Siniscalchi  joined DWR in July 1984 as a First  Vice  President,

Director  of  General  Accounting and served  as  a  Senior  Vice

President  and  Controller for DWR's Securities Division  through

1997.   He is currently Executive Vice President and Director  of

the  Operations Division of DWR. From February 1980 to July 1984,

Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 57, is a Director of Demeter.   Mr.

Oelsner is currently an Executive Vice President and head of  the

Product Development Group at Morgan Stanley Dean Witter Advisors,

an affiliate of DWR. Mr. Oelsner
joined  DWR  in  1981 as a Managing Director in DWR's  Investment

Banking   Department  specializing  in  coverage   of   regulated

industries  and, subsequently, served as head of the  DWR  Retail

Products Group.  Prior to joining DWR, Mr. Oelsner held positions at  The First Boston Corporation as a member of the Research  and

Investment  Banking Departments from 1967 to 1981.   Mr.  Oelsner

received  his  M.B.A.  in  Finance from the  Columbia  University

Graduate School of Business in 1966 and an A.B. in Politics  from

Princeton University in 1964.



Lewis A. Raibley, III, age 37, is Vice President, Chief Financial

Officer  and  a  Director of Demeter.   Mr.  Raibley  is  also  a

Director  of  DWFCM.   Mr.  Raibley  is  currently  Senior   Vice

President and Controller in the Individual Asset Management Group

of  MSDW.   From  July 1997 to May 1998, Mr.  Raibley  served  as

Senior  Vice  President  and Director in the  Internal  Reporting

Department  of  MSDW and prior to that, from  1992  to  1997,  he served  as  Senior Vice President and Director in  the  Financial

Reporting and Policy Division of Dean Witter Discover &  Co.   He

has been with MSDW and its affiliates since June 1986.



Richard  A. Beech, age 48, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

He  has  been  at  DWR since August 1984, where he  is  presently

Senior  Vice  President and head of Branch  Futures.   Mr.  Beech

began  his  career at the Chicago Mercantile Exchange,  where  he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining DWR, Mr.

Beech  also  had  worked  at  two  investment  banking  firms  in operations, research, managed futures and sales management.



Ray  Harris,  age 43, is a Director of Demeter.   Mr.  Harris  is

currently  Executive Vice President, Planning and  Administration

for Morgan Stanley Dean Witter Asset Management and has worked at

DWR  or its affiliates since July 1982, serving in both financial and administrative capacities.  From August 1994 to January 1999,

he  worked  in  two  separate DWR affiliates, Discover  Financial

Services  and Novus Financial Corp., culminating as  Senior  Vice

President.   Mr.  Harris  received his B.A.  degree  from  Boston

College and his M.B.A. in finance from the University of Chicago.



Mark  J.  Hawley, age 56, served as Chairman of the Board  and  a

Director of Demeter and DWFCM throughout 1999.  Mr. Hawley joined

DWR  in  February  1989 as Senior Vice President  and  served  as

Executive Vice President and Director of DWR's Product Management

for   Individual  Asset  Management  throughout  1999.   In  this

capacity, Mr. Hawley was responsible for directing the activities of  the  firm's  Managed Futures, Insurance, and Unit  Investment

Trust  Business.  From 1978 to 1989, Mr. Hawley was a  member  of the  senior management team at Heinold Asset Management, Inc.,  a commodity  pool operator, and was responsible for  a  variety  of projects in public futures funds. From 1972 to 1978, Mr. Hawley was a Vice President in charge of institutional block trading for

the  Mid-West  at  Kuhn  Loeb  & Company.   Mr.  Hawley  resigned

effective January 31, 2000.



All of the foregoing directors have indefinite terms.



Item 11.  EXECUTIVE COMPENSATION

The  Partnership has no directors and executive officers.   As  a

limited  partnership, the business of the Partnership is  managed by  Demeter  which is responsible for the administration  of  the business  affairs of the Partnership but receives no compensation for such services.



Item  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND

MANAGEMENT



(a) Security Ownership of Certain Beneficial Owners - At December

31, 1999, there were no persons known to be beneficial owners  of more than 5 percent of the Units.



(b)  Security  Ownership of Management - At  December  31,  1999,

Demeter  owned  28,447.087 Units of General Partnership  Interest representing a 1.13 percent interest in the Partnership.



(c) Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer  to  Note  2 - "Related Party Transactions"  of  "Notes  to

Financial  Statements",  in  the accompanying  Annual  Report  to

Limited  Partners for the year ended December 31, 1999, which  is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its  capacity as the Partnership's retail commodity  broker,  DWR received commodity brokerage commissions (paid and accrued by the

Partnership) of $912,182 for the year ended December 31, 1999.

                             PART IV

Item  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS  ON

FORM 8-K

(a)  1. Listing of Financial Statements

The  following  financial  statements and  reports  of  independent auditors,  all  appearing  in  the accompanying  Annual  Report  to

Limited  Partners  for  the  year  ended  December  31,  1999   are

incorporated by reference to Exhibit 13.01 of this Form 10-K:

- Report of Deloitte & Touche LLP, independent auditors, for the period from March 1, 1999 (commencement of operations) to December 31, 1999.

-  Statement of Financial Condition as of December 31, 1999.

- Statement of Operations, Changes in Partners' Capital, and Cash Flows for the period from March 1, 1999 (commencement of operations) to December 31, 1999.

 -  Notes to Financial Statements.


With  the  exception  of  the aforementioned  information  and  the information  incorporated in Items 7, 8, and 13, the Annual  Report to  Limited  Partners for the year ended December 31, 1999  is  not deemed to be filed with this report.



     2.  Listing of Financial Statement Schedules

No  financial  statement schedules are required to  be  filed  with this report.



(b)  Reports on Form 8-K

No  reports  on Form 8-K have been filed by the Partnership  during the last quarter of the period covered by this report.



(c)  Exhibits

Refer to Exhibit Index on Page E-1.

                           SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MORGAN   STANLEY   DEAN
                         WITTER CHARTER MILLBURN L.P.
                                                       (Registrant)

                                              BY:   Demeter Management
                         Corporation,
                                                       General Partner

March 29, 2000           BY: /s/ Robert E. Murray
                                 Robert E. Murray, Director,
                                Chairman of the Board and
                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/   Robert E. Murray                   _____          March 29,
2000
          Robert E. Murray, Director,
         Chairman of the Board and
          President

     /s/  Joseph G. Siniscalchi              _______         March 29,
2000
         Joseph G. Siniscalchi, Director

     /s/  Edward C. Oelsner III              ________        March 29,
2000
         Edward C. Oelsner III, Director

    /s/   Mitchell M. Merin        ______         March 29, 2000
          Mitchell M. Merin, Director

    /s/   Richard A. Beech         ______         March 29, 2000
          Richard A. Beech, Director

     /s/   Ray Harris                            _____       March 29,
2000
          Ray Harris, Director

    /s/  Lewis A. Raibley, III              __________ March 29, 2000
         Lewis A. Raibley, III, Director, Chief
          Financial Officer and Principal Accounting
          Officer

                          EXHIBIT INDEX

ITEM

3.01 Form of Limited Partnership Agreement of the Partnership, dated as of November 6, 1998, is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated November 6, 1998, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on November 12, 1998.

3.02 Certificate of Limited Partnership, dated July 15, 1998, is incorporated by reference to Exhibit 3.02 of the Partnership's Form 10-Q (File No. 0-25605) for the quarter ended March 31, 1999.

10.01 Management Agreement, dated as of November 6, 1998, among the Partnership, Demeter Management Corporation, and Millburn Ridgefield Corporation is incorporated by reference to Exhibit 10.01 of the Partnership's Form 10-Q (File No. 0-25605) for the quarter ended March 31, 1999.

10.02 Customer Agreement, dated as of November 6, 1998, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.02 of the Partnership's Form 10-Q (File No. 0-25605) for the quarter ended March 31, 1999.

10.03 Customer Agreement, dated as of November 6, 1998, among the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit
      10.03 of the Partnership's Form 10-Q (File No. 0-25605) for the quarter ended March 31, 1999.

10.04 International Foreign Exchange Master Agreement, dated as of November 6, 1998, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit
      10.04 of the Partnership's Form 10-Q (File No. 0-25605) for the quarter ended March 31, 1999.

10.05 Subscription and Exchange Agreement and Power of Attorney to be executed by each purchase of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated November 6, 1998, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on November 12, 1998.

10.06 Escrow Agreement, dated November 6, 1998, among the Partnership, Demeter Management Corporation, Dean Witter Reynolds Inc., and Chemical Bank is incorporated by reference to Exhibit 10.06 of the Partnership's Form 10-Q (File No. 0-25605) for the quarter ended March 31, 1999.

13.01 December 31, 1999 Annual Report to Limited Partners is filed herewith.

Morgan Stanley
Dean Witter
Charter Series

December 31, 1999
Annual Report

 MORGAN STANLEY DEAN WITTER

Demeter Management Corporation
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

Morgan Stanley Dean Witter Charter Series
Annual Report
1999

Dear Limited Partner:

This marks the first annual report for the Morgan Stanley Dean Witter Charter Series. Each of the three Funds began trading on March 1, 1999 with a Net Asset Value per Unit of $10.00. The Net Asset Value per Unit for each of the three Charter Series Funds on December 31, 1999 was as follows:

                                                                                           % Change
     Funds                              N.A.V.                                             for Year
     -----                              ------                                             --------
Charter Graham                          $10.29                                                2.9%
Charter Millburn                        $ 9.28                                               -7.2%
Charter Welton                          $ 8.93                                              -10.7%

During 1999, Charter Graham recorded a gain in Net Asset Value, while both Charter Millburn and Welton experienced overall losses. Charter Graham profited during the year primarily from long positions in global stock index futures as prices trended higher during the fourth quarter on signs of economic improve-ment in Europe and Asia and diminished concerns for another interest rate hike in 1999. Charter Graham also profited from long futures positions in base met-als and crude oil as prices in these markets trended higher amid declining sup-plies and increased demand. Despite taking advantage and profiting from the price trends in the aforementioned markets, the trend-following approaches of Charter Millburn and Charter Welton experienced difficulty during 1999 primari-ly as a result of short-term price volatility and the lack of defined trends in global interest rate futures. In currencies, sudden trend reversals in the euro and Swiss franc, particularly during the third and fourth quarters, resulted in additional losses for Charter Millburn and Charter Welton and thus offset prof-its recorded from long Japanese yen positions. Charter Graham, on the other hand, had allocated less of its portfolio's exposure to the specific markets that were trendless in the interest rate and currency sectors, and consequently did not realize notable losses in such markets.

While we are disappointed that Charter Millburn and Charter Welton had a diffi-cult year in 1999, we remind investors that managed futures funds such as the Charter Series Funds are designed to provide diversification and non-correla-tion, that is, the ability to perform independently, of global equities and bonds. Managed futures have historically performed independently of traditional investments, such as stocks and bonds. This is referred to as non-correlation, or the potential for managed futures to perform when traditional markets such as stocks and bonds may experience difficulty performing. Of course, managed futures funds will not automatically be profitable during unfavorable periods for these traditional investments and vice versa. The degree of non-correlation of any given managed futures fund will vary, particularly as a result of market conditions, and some funds will have significantly lesser degrees of non-corre-lation (i.e., greater correlation) with stocks and bonds than others. 1999 proved to be another strong year for equities, due in large part to continued growth and stability in most major world economies accompanied by low infla-tion. This environment, while strong for equities, provided few major sustained price trends in the world's futures and currency markets, and as such, proved to be a difficult trading environment for the money managers whose trading strategies rely on the existence of longer-term price trends for trading oppor-tunities. Nevertheless, we remain confident in the role that managed futures investments play in the overall investment portfolio, and we believe this con-fidence is well-rounded based on the longer-term diversified non-correlated re-turns of this alternative investment. Demeter Management Corporation, as Gener-al Partner to the Funds, has been and continues to be an active investor with more than $18 million invested among the 24 managed futures funds to which we act as General Partner.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Morgan Stanley Dean Witter Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,

    /s/Robert E. Murray
    Robert E. Murray
    Chairman
    Demeter Management Corporation
    General Partner

Morgan Stanley Dean Witter Charter Series
Independent Auditors' Report

The Limited Partners and the General Partner of Morgan Stanley Dean Witter Charter Graham L.P.
Morgan Stanley Dean Witter Charter Millburn L.P.
Morgan Stanley Dean Witter Charter Welton L.P.:

We have audited the accompanying statements of financial condition of Morgan Stanley Dean Witter Charter Graham L.P., Morgan Stanley Dean Witter Charter Millburn L.P. and Morgan Stanley Dean Witter Charter Welton L.P. (collectively, the "Partnerships") as of December 31, 1999 and the related statements of operations, changes in partners' capital, and cash flows for the period from March 1, 1999 (commencement of operations) to December 31, 1999. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Dean Witter Charter Graham L.P., Morgan Stanley Dean Witter Charter Millburn L.P. and Morgan Stanley Dean Witter Charter Welton L.P. at December 31, 1999 and the results of their operations and their cash flows for the period from March 1, 1999 (commencement of operations) to December 31, 1999 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

February 14, 2000
(March 3, 2000 as to Note 6)
New York, New York

Morgan Stanley Dean Witter Charter Graham L.P.
Statement of Financial Condition

                                           December 31,
                                               1999
                                        ------------------
                                                $
                           ASSETS
Equity in futures interests trading
 accounts:
 Cash                                       19,067,800
 Net unrealized gain on open contracts       1,070,531
                                           -----------
 Total Trading Equity                       20,138,331
Interest receivable (DWR and Carr)              78,774
Subscriptions Receivable                       811,200
                                           -----------
 Total Assets                               21,028,305
                                           ===========
              LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                            228,143
Accrued brokerage fee (DWR)                    108,150
Accrued management fee                          30,900
                                           -----------
 Total Liabilities                             367,193
                                           -----------
PARTNERS' CAPITAL
Limited Partners (1,984,358.367 Units)      20,424,608
General Partner (22,977.618 Units)             236,504
                                           -----------
 Total Partners' Capital                    20,661,112
                                           -----------
 Total Liabilities and Partners'
   Capital                                  21,028,305
                                           ===========
NET ASSET VALUE PER UNIT                         10.29
                                           ===========
                                          For the Period
                                        from March 1, 1999
                                         (commencement of
                                          operations) to
Statement of Operations                 December 31, 1999
                                        ------------------
                                                $
REVENUES
Trading profit:
 Realized                                      839,458
 Net change in unrealized                    1,070,531
                                           -----------
 Total Trading Results                       1,909,989
Interest income (DWR and Carr)                 444,815
                                           -----------
 Total Revenues                              2,354,804
                                           -----------
EXPENSES
Brokerage fees (DWR)                           723,042
Management fees                                206,583
                                           -----------
 Total Expenses                                929,625
                                           -----------
NET INCOME                                   1,425,179
                                           ===========
Net Income Allocation:
Limited Partners                             1,408,675
General Partner                                 16,504
Net Income per Unit:
Limited Partners                                   .29
General Partner                                    .29


   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Charter Millburn L.P.
Statement of Financial Condition

                                            December 31,
                                                1999
                                         ------------------
                                                 $
                            ASSETS
 Equity in futures interests trading
  accounts:
  Cash                                       21,677,769
  Net unrealized gain on open contracts         920,823
                                             ----------
  Total Trading Equity                       22,598,592
 Subscriptions Receivable                     1,013,235
 Interest receivable (DWR and Carr)              96,202
                                             ----------
  Total Assets                               23,708,029
                                             ==========
               LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                            237,975
 Accrued brokerage fee (DWR)                    129,371
 Accrued management fee                          36,963
                                             ----------
  Total Liabilities                             404,309
                                             ----------
 PARTNERS' CAPITAL
 Limited Partners (2,481,763.344 Units)      23,039,629
 General Partner (28,447.087 Units)             264,091
                                             ----------
  Total Partners' Capital                    23,303,720
                                             ----------
  Total Liabilities and Partners'
    Capital                                  23,708,029
                                             ==========
 NET ASSET VALUE PER UNIT                          9.28
                                             ==========
                                           For the Period
                                         from March 1, 1999
                                          (commencement of
                                           operations) to
 Statement of Operations                 December 31, 1999
                                         ------------------ ---
                                                 $
 REVENUES
 Trading profit (loss):
  Realized                                   (2,134,562)
  Net change in unrealized                      920,823
                                             ----------
  Total Trading Results                      (1,213,739)
 Interest income (DWR and Carr)                 559,942
                                             ----------
  Total Revenues                               (653,797)
                                             ----------
 EXPENSES
 Brokerage fees (DWR)                           912,182
 Management fees                                260,624
 Incentive fees                                 103,350
                                             ----------
  Total Expenses                              1,276,156
                                             ----------
 NET LOSS                                    (1,929,953)
                                             ==========
 Net Loss Allocation:
 Limited Partners                            (1,909,044)
 General Partner                                (20,909)
 Net Loss per Unit:
 Limited Partners                                  (.72)
 General Partner                                   (.72)

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Charter Welton L.P.
Statement of Financial Condition

                                            December 31,
                                                1999
                                         -------------------
                                                  $
                           ASSETS
 Equity in futures interests trading
  accounts:
  Cash                                       20,297,239
  Net unrealized gain on open contracts       1,722,849
                                             ----------
  Total Trading Equity                       22,020,088
 Subscriptions Receivable                       948,424
 Net option premiums                            403,312
 Interest receivable (DWR and Carr)              83,547
                                             ----------
  Total Assets                               23,455,371
                                             ==========
             LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                            222,634
 Accrued brokerage fee (DWR)                    120,848
 Accrued management fee                          34,528
                                             ----------
  Total Liabilities                             378,010
                                             ----------
 PARTNERS' CAPITAL
 Limited Partners (2,554,572.061 Units)      22,813,660
 General Partner (29,528.110 Units)             263,701
                                             ----------
  Total Partners' Capital                    23,077,361
                                             ----------
  Total Liabilities and
    Partners' Capital                        23,455,371
                                             ==========
 NET ASSET VALUE PER UNIT                          8.93
                                             ==========
                                         For the Period from
                                            March 1, 1999
                                          (commencement of
                                           operations) to
 Statement of Operations                  December 31, 1999
                                         -------------------
                                                  $
 REVENUES
 Trading profit (loss):
  Realized                                   (1,636,293)
  Net change in unrealized                    1,722,849
                                             ----------
   Total Trading Results                         86,556
 Interest income (DWR and Carr)                 521,699
                                             ----------
   Total Revenues                               608,255
                                             ----------
 EXPENSES
 Brokerage fees (DWR)                           852,522
 Management fee                                 243,578
                                             ----------
   Total Expenses                             1,096,100
                                             ----------
 NET LOSS                                      (487,845)
                                             ==========
 Net Loss Allocation:
 Limited Partners                              (481,546)
 General Partner                                 (6,299)
 Net Loss per Unit:
 Limited Partners                                 (1.07)
 General Partner                                  (1.07)


   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Charter Series

Statement of Changes in Partners' Capital
For the Period from March 1, 1999 (commencement of operations) to December 31, 1999

                        Units of
                       Partnership       Limited     General
                        Interest        Partners     Partner      Total
                     ----------------------------------------  -----------
                                            $           $           $
Morgan Stanley Dean Witter Charter Graham L.P.
Partners' Capital,
Initial Offering         436,313.664      4,303,136    60,000    4,363,136
Offering of Units      1,612,075.766     15,122,352   160,000   15,282,352
Net income                       --       1,408,675    16,504    1,425,179
Redemptions              (41,053.445)      (409,555)      --      (409,555)
                     ---------------  -------------  --------  -----------
Partners' Capital,
 December 31, 1999     2,007,335.985     20,424,608   236,504   20,661,112
                     ===============  =============  ========  ===========
Morgan Stanley Dean Witter Charter Millburn L.P.
Partners' Capital,
Initial Offering         483,488.295      4,774,883    60,000    4,834,883
Offering of Units      2,079,748.071     20,678,854   225,000   20,903,854
Net loss                         --      (1,909,044)  (20,909)  (1,929,953)
Redemptions              (53,025.935)      (505,064)      --      (505,064)
                     ---------------  -------------  --------  -----------
Partners' Capital,
 December 31, 1999     2,510,210.431     23,039,629   264,091   23,303,720
                     ===============  =============  ========  ===========
Morgan Stanley Dean Witter Charter Welton L.P.
Partners' Capital,
Initial Offering         580,145.052      5,731,450    70,000    5,801,450
Offering of Units      2,067,456.248     18,109,078   200,000   18,309,078
Net loss                         --        (481,546)   (6,299)    (487,845)
Redemptions              (63,501.129)      (545,322)      --      (545,322)
                     ---------------  -------------  --------  -----------
Partners' Capital,
 December 31, 1999     2,584,100.171     22,813,660   263,701   23,077,361
                     ===============  =============  ========  ===========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Charter Graham L.P.
Statement of Cash Flows

                                                For the
                                           Period from March
                                                1, 1999
                                             (commencement
                                           of operations) to
                                             December 31,
                                                 1999
                                           -----------------
                                                   $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                     1,425,179
Noncash item included in net income:
 Net change in unrealized                     (1,070,531)
Increase in operating assets:
 Interest receivable (DWR and Carr)              (78,774)
Increase in operating liabilities:
 Accrued brokerage fee (DWR)                     108,150
 Accrued management fee                           30,900
                                              ----------
Net cash provided by operating activities        414,924
                                              ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Initial Offering                               4,363,136
Offering of Units                             15,282,352
Increase in subscriptions receivable            (811,200)
Increase in redemptions payable                  228,143
Redemptions of Units                            (409,555)
                                              ----------
Net cash provided by financing activities     18,652,876
                                              ----------
Net increase in cash                          19,067,800
Balance at beginning of period                    --
                                              ----------
Balance at end of period                      19,067,800
                                              ==========


   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Charter Millburn L.P.
Statement of Cash Flows

                                                For the
                                              Period from
                                             March 1, 1999
                                             (commencement
                                           of operations) to
                                             December 31,
                                                 1999
                                           -----------------
                                                   $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                      (1,929,953)
Noncash item included in net loss:
 Net change in unrealized                       (920,823)
Increase in operating assets:
 Interest receivable (DWR and Carr)              (96,202)
Increase in operating liabilities:
 Accrued brokerage fee (DWR)                     129,371
 Accrued management fee                           36,963
                                              ----------
Net cash used for operating activities        (2,780,644)
                                              ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Initial offering                               4,834,883
Offering of Units                             20,903,854
Increase in subscriptions receivable          (1,013,235)
Increase in redemptions payable                  237,975
Redemptions of Units                            (505,064)
                                              ----------
Net cash provided by financing activities     24,458,413
                                              ----------
Net increase in cash                          21,677,769
Balance at beginning of period                    --
                                              ----------
Balance at end of period                      21,677,769
                                              ==========

   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Charter Welton L.P.
Statement of Cash Flows

                                           For the  Period from
                                              March 1, 1999
                                             (commencement of
                                              operations) to
                                               December 31,
                                                   1999
                                           --------------------
                                                    $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net loss                                          (487,845)
Noncash item included in net loss:
 Net change in unrealized                       (1,722,849)
Increase in operating assets:
 Net option premiums                              (403,312)
 Interest receivable (DWR and Carr)                (83,547)
Increase in operating liabilities:
 Accrued brokerage fee (DWR)                       120,848
 Accrued management fee                             34,528
                                                ----------
Net cash used for operating activities          (2,542,177)
                                                ----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Initial offering                                 5,801,450
Offering of Units                               18,309,078
Increase in subscriptions receivable              (948,424)
Increase in redemptions payable                    222,634
Redemptions of Units                              (545,322)
                                                ----------
Net cash provided by financing activities       22,839,416
                                                ----------
Net increase in cash                            20,297,239
Balance at beginning of period                      --
                                                ----------
Balance at end of period                        20,297,239
                                                ==========



   The accompanying notes are an integral part of these financial statements.

Morgan Stanley Dean Witter Charter Series
Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Morgan Stanley Dean Witter Charter Graham L.P. ("Charter Gra-ham"), Morgan Stanley Dean Witter Charter Millburn L.P. ("Charter Millburn"), and Morgan Stanley Dean Witter Charter Welton L.P. ("Charter Welton"), (indi-vidually, a "Partnership", or collectively, the "Partnerships") are limited partnerships organized to engage primarily in the speculative trading of futures and forward contracts, options on futures contracts and on physical commodities and other commodity interests, including foreign currencies, finan-cial instruments, metals, energy and agricultural products (collectively, "futures interests").

The Partnerships commenced operations on March 1, 1999. The general partner for each Partnership is Demeter Management Corporation ("Demeter"). The non-clear-ing commodity broker is Dean Witter Reynolds Inc. ("DWR") and an unaffiliated clearing commodity broker, Carr Futures Inc. ("Carr"), provides clearing and execution services. Demeter and DWR are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co ("MSDW").

Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the Limited Partners based on their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with gen-erally accepted accounting principles, which require management to make esti-mates and assumptions that affect the reported amounts in the financial state-ments and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Ac-tual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statement of opera-tions. Monthly, DWR credits each Partnership with interest income on 100% of its average daily funds held in its individual account at DWR at a rate equal to that earned by DWR on its U.S. Treasury bill investments. Carr also credits DWR with the interest income earned in respect to the Partnership's Net Assets maintained in trading accounts with Carr. DWR in turn credits the Partnership with 100% of the interest income received from Carr. For purposes of such in-terest payments Net Assets do not include monies due the Partnership on forward contracts and other futures interests, but not actually received.

Morgan Stanley Dean Witter Charter Series
Notes to Financial Statements--(Continued)

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Equity in Futures Interests Trading Accounts--The Partnerships' asset "Equity in futures interests trading accounts," reflected in the statement of financial condition, consists of (A) cash on deposit with DWR and Carr to be used as mar-gin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market, and calculated as the difference between original con-tract value and market value, and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.

The Partnerships, in their normal course of business, enter into various con-tracts with Carr acting as their commodity broker. Pursuant to brokerage agree-ments with Carr, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis in the Partner-ships' statements of financial condition.

The Partnerships have offset the fair value amounts recognized for forward con-tracts executed with the same counterparty as allowable under terms of the mas-ter netting agreements with Carr, the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

Brokerage and Related Transaction Fees and Costs Each Partnership pays a flat-rate monthly brokerage fee of 1/12 of 7% of the Partnership's Net Assets as of the first day of each month (a 7% annual rate). Such fees currently cover all brokerage commissions, transaction fees and costs and ordinary administrative and offering expenses.

Operating Expenses--The Partnerships incur monthly management fees and may in-cur incentive fees. Demeter bears all other operating expenses.

Income Taxes--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of each Partnership's revenues and expenses for income tax purposes.

Distributions--Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

Continuing Offering--Units of each Partnership are offered at a price equal to 100% of the Net Asset Value per Unit at monthly closings held as of the last day of each month.

Morgan Stanley Dean Witter Charter Series
Notes to Financial Statements--(Continued)

Redemptions--Limited Partners may redeem some or all of their Units as of the last day of the sixth month following the closing at which a person first be-comes a Limited Partner. Redemptions may only be made in whole Units, with a minimum of 100 Units required for each redemption, unless a Limited Partner is redeeming his entire interest in the Partnerships.

Units redeemed on or prior to the last day of the twelfth month from the date of purchase will be subject to a redemption charge equal to 2% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twelfth month and on or prior to the last day of the twenty-fourth month from the date of purchase will be subject to a redemption charge equal to 1% of the Net Asset Value of a Unit on the Redemption Date. Units redeemed after the last day of the twenty-fourth month from the date of purchase will not be sub-ject to a redemption charge.

Exchanges--On the last day of the first month which occurs more than 180 days after a person first becomes a Limited Partner in any of the Partnerships, and at the end of each month thereafter, Limited Partners may transfer their in-vestment among the Partnerships (subject to certain restrictions outlined in the Limited Partnership Agreements) without paying additional charges.

Dissolution of the Partnership--Each Partnership will terminate on December 31, 2035 or at an earlier date if certain conditions occur as defined in each part-nership's Limited Partnership Agreement.

2. Related Party Transactions

Each Partnership pays brokerage fees to DWR as described in Note 1. Each Part-nership's cash is on deposit with DWR and Carr in futures interests trading ac-counts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

3. Trading Advisors

Demeter, on behalf of each Partnership, retains certain commodity trading ad-visors to make all trading decisions for the Partnerships. The trading advisors for each Partnership as of December 31, 1999 were as follows:

Morgan Stanley Dean Witter Charter Graham L.P.
 Graham Capital Management L.P.

Morgan Stanley Dean Witter Charter Millburn L.P.
 Millburn Ridgefield Corporation

Morgan Stanley Dean Witter Charter Series
Notes to Financial Statements--(Continued)

Morgan Stanley Dean Witter Charter Welton L.P.
 Welton Investment Corporation

Compensation to the trading advisors by the Partnerships consists of a manage-ment fee and an incentive fee as follows:

Management Fee--Each Partnership pays a flat-rate monthly fee of 1/12 of 2% of the Net Assets under management by each trading advisor as of the first day of each month (a 2% annual rate).

Incentive Fee--Each Partnership pays a monthly incentive fee equal to 20% of trading profits as of the end of each calendar month. Trading profits repre-sent the amount by which profits from futures, forward and options trading ex-ceed losses after brokerage and management fees are deducted. When a trading advisor experiences losses with respect to Net Assets as of the end of a cal-endar month, the trading advisor must earn back such losses before that trad-ing advisor is eligible for an incentive fee in the future.

4. Financial Instruments

The Partnerships trade futures and forward contracts, options on futures con-tracts and on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the val-ue of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may signif-icantly influence the market value of these contracts, including interest rate volatility.

In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriv-ative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," which defers the required implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. However, each Partner-ship has elected to adopt the provisions of SFAS No. 133 for the fiscal year ended December 31, 1999. SFAS No. 133 supersedes SFAS No. 119 and No. 105, which required the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for an entity which carries its assets at fair value. The application of SFAS No. 133 does not have a significant effect on the Partnerships' financial statements.

Morgan Stanley Dean Witter Charter Series
Notes to Financial Statements--(Continued)

The net unrealized gains on open contracts are reported as a component of "Eq-uity in futures interests trading accounts" on the statements of financial con-dition and totaled at December 31, 1999 $1,070,531 for Charter Graham, $920,823 for Charter Millburn and $1,722,849 for Charter Welton.

For Charter Graham, of the $1,070,531 net unrealized gain on open contracts at December 31, 1999, $1,133,461 related to exchange-traded futures contracts and $(62,930) related to off-exchange-traded forward currency contracts.

For Charter Millburn, of the $920,823 net unrealized gain on open contracts at December 31, 1999, $983,771 related to exchange-traded futures contracts and $(62,948) related to off-exchange-traded forward currency contracts.

For Charter Welton, the $1,722,849 net unrealized gain on open contracts at De-cember 31, 1999 related to exchange-traded futures and futures-styled options contracts.

Exchange-traded contracts and off-exchange-traded forward currency contracts held by the Partnerships at December 31, 1999 mature as follows:

                                                     1999
                                                  ----------
 Charter Graham
 Exchange-Traded Contracts                        June 2001
 Off-Exchange-Traded Forward Currency Contracts   April 2000
 Charter Millburn
 Exchange-Traded Contracts                        June 2000
 Off-Exchange-Traded Forward Currency Contracts   March 2000
 Charter Welton
 Exchange-Traded Contracts                        May 2000

The Partnerships have credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnerships are involved is limited to the amounts reflected in the Partnerships' statements of financial condition.

The Partnerships also have credit risk because DWR and Carr act as the futures commission merchants or the counterparties, with respect to most of the Part-nerships' assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of DWR and Carr, as a futures commission merchant for each Partnership's exchange-traded futures and futures-

Morgan Stanley Dean Witter Charter Series
Notes to Financial Statements--(Continued)

styled options contracts, are required, pursuant to regulations of the Commodi-ty Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 1999 $20,201,261 for Charter Graham, $22,661,540 for Charter Millburn, and $22,020,088 for Charter Welton. With respect to each Partnership's off-ex-change-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of Carr, the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with Carr. These agreements, which seek to reduce both the Partnerships' and Carr's exposure on off-ex-change-traded forward currency contracts, should materially decrease the Part-nerships' credit risk in the event of Carr's bankruptcy or insolvency. Carr's parent, Credit Agricole Indosuez, has guaranteed to the Partnerships payment of the net liquidating value of the transactions in the Partnerships' accounts with Carr (including foreign currency contracts).

5. Legal Matters

The class actions first filed in 1996 in California and in New York State Courts were each dismissed in 1999. On September 6, 10, and 20, 1996, and on March 13, 1997, purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of in-terests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDW, certain limited partnership commodity pools of which Demeter is the general partner (all such parties referred to hereafter as the "Morgan Stanley Dean Witter Parties") and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint, al-leging, among other things, that the defendants committed fraud, deceit, negli-gent misrepresentation, various violations of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraud-ulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnerships commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. The court entered an order denying class certification on August 24, 1999. On Sep-

Morgan Stanley Dean Witter Charter Series
Notes to Financial Statements--(Concluded)

tember 24, 1999, the court entered an order dismissing the case without preju-dice on consent. Similar purported class actions were also filed on September 18, and 20, 1996, in the Supreme Court of the State of New York, New York Coun-ty, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Morgan Stanley Dean Witter Parties and certain trading advisors on behalf of all purchas-ers of interests in various limited partnership commodity pools sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fi-duciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. The New York Su-preme Court dismissed the New York action in November 1998, but granted plain-tiffs leave to file an amended complaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prej-udice on February 1, 1999. By decision dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice.

In addition, on December 16, 1997, upon motion of the plaintiffs, the action pending in the Supreme Court of the State of Delaware was voluntarily dismissed without prejudice.

6. Subsequent Event

On March 3, 2000, the plaintiffs in the New York action referred to in Note 5 filed an appeal of the order dismissing the consolidated complaint.

MORGAN STANLEY DEAN WITTER & CO.
Two World Trade Center
62nd Floor
New York, NY 10048

                                   Presorted
                               First Class Mail
                               U.S. Postage Paid
                                 Brooklyn, NY
                                Permit No. 148