Form 10-Q
period 2000-03-31
MORGAN STANLEY DEAN WITTER CHARTER MILLBURN LP
filed 2000-05-12
CIK 1066658

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q


[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

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

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       March 31, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition March 31, 2000
     (Unaudited) and December 31, 1999 ................... 2

     Statements of Operations for the Quarter Ended
     March 31, 2000 and the Period from March 1, 1999
     (commencement of operations) to March 31, 1999
     (Unaudited)...........................................3

     Statements of Changes in Partners' Capital for the
        Quarter Ended March 31, 2000 and the Period from
        March 1, 1999 (commencement of operations) to March
        31, 1999 (Unaudited)..................................4

     Statements of Cash Flows for the Quarter Ended
     March 31, 2000 and the Period from March 1, 1999
     (commencement of operations) to March 31, 1999
     (Unaudited)...........................................5

        Notes to Financial Statements (Unaudited)..........6-11

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations..12-18

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk .................................. 18-30

Part II. OTHER INFORMATION

Item 1. Legal Proceedings................................ 31

Item 2. Changes in Securities and Use of Proceeds......31-32

Item 5. Other Information................................ 32

Item 6. Exhibits and Reports on Form 8-K..................32



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
               STATEMENTS OF FINANCIAL CONDITION

                                      March 31,    December 31,
                                       2000         1999
                                         $              $
                                    (Unaudited)


ASSETS
Equity in futures interests trading accounts:
 Cash                             23,208,157      21,677,769
 Net unrealized gain on open contracts     162,635                        920,823

      Total Trading Equity        23,370,792      22,598,592

Subscriptions Receivable           2,380,118       1,013,235
Interest receivable (DWR and Carr)     107,814        96,202

                                  Total Assets   25,858,724       23,708,029


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Redemptions payable               1,313,049         237,975
 Accrued brokerage fee (DWR)         143,519         129,371
 Accrued management fee               41,005         36,963

      Total Liabilities            1,497,573         404,309

Partners' Capital

 Limited Partners (2,731,806.369 and
       2,481,763.344 Units, respectively)24,085,873   23,039,629
 General Partner (31,221.881 and
   28,447.087 Units, respectively)     275,278       264,091

 Total Partners' Capital          24,361,151      23,303,720

 Total Liabilities and Partners' Capital25,858,724   23,708,029


NET ASSET VALUE PER UNIT                8.82             9.28


          The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



For the Period from

March 1, 1999

(commencement
For the Quarter              of operations) to

Ended March 31,                 March 31,
                                      2000              1999
                                        $            $
REVENUES
 Trading profit (loss):
        Realized                          (251,122)      (37,662)
Net change in unrealized           (758,188)        31,915
      Total Trading Results      (1,009,310)    (5,747)
 Interest Income (DWR and Carr)    306,428         16,876
      Total Revenues               (702,882)        11,129

EXPENSES

 Brokerage fees (DWR)              420,203        28,204
 Management fees                   120,058           8,058

      Total Expenses               540,261          36,262

NET LOSS                         (1,243,143)        (25,133)

NET LOSS ALLOCATION

   Limited   Partners                  (1,229,330)       (24,822)
General Partner                     (13,813)        (311)
NET LOSS PER UNIT

   Limited  Partners                         (.46)          (.05)
General Partner                          (.46)        (.05)



          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN  L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Quarter Ended March 31, 2000
                and the Period from March 1, 1999
                  (commencement of operations)
                        to March 31, 1999
                           (Unaudited)


                          Units of
                        Partnership Limited   General
                         Interest   Partners  Partner    Total


Partners' Capital,
March 1, 1999
Initial                                                  Offering
483,488.295  $4,774,883            $60,000  $4,834,883

Offering                         of                         Units
286,030.205           2,821,001    25,000  2,846,001

Net  Loss                -            (24,822)     (311)      (25
,133)

Partners' Capital,
                  March                 31,                  1999
769,518.500          $7,571,062   $84,689  $7,655,751





Partners' Capital,
December 31, 1999                                   2,510,210.431   $23,039,629 $264,091
$23,303,720

Offering                         of                         Units
499,371.865             4,505,778    25,0004,530,778

Net Loss                 -       (1,229,330) (13,813)(1,243,143)

Redemptions
(246,554.046)         (2,230,204)        -        (2,230,204)

Partners' Capital,
                  March                 31,                  2000
2,763,028.250         $24,085,873  $275,278  $24,361,151










           The accompanying notes are an integral part
                 of these financial statements.

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                 For the Quarters Ended March 31,

                                      2000            1999
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES

Net     loss                                          (1,243,143)
(25,133)
Noncash item included in net loss:
         Net     change     in     unrealized             758,188
(31,915)
Increase in operating assets:
    Interest receivable (DWR and Carr)(11,612)           (16,876)
Increase in operating liabilities:
     Accrued brokerage fee (DWR)       14,148         28,204
Accrued management fee                  4,042          8,058

Net    cash    used   for   operating   activities      (478,377)
(37,662)

CASH FLOWS FROM FINANCING ACTIVITIES

   Initial  offering                       -                    4
,834,883
       Offering       of      units                     4,530,778
2,846,001
        Increase     in    subscriptions    receivable(1,366,883)
(2,846,001)
 Increase in redemptions payable  1,075,074       -
 Redemptions of Units            (2,230,204)         -

Net  cash  provided  by  financing  activities   2,008,765      4
,834,883
Net   increase  in  cash                1,530,388               4
,797,221
Balance      at     beginning     of     period        21,677,769
-
Balance  at  end  of  period           23,208,157               4
,797,221








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

Witter  Charter Millburn L.P. (the "Partnership"). The  financial

statements  and  condensed  notes  herein  should  be   read   in

conjunction  with  the  Partnership's December  31,  1999  Annual

Report on Form 10-K.


1. Organization

Morgan  Stanley Dean Witter Charter Millburn L.P. is  a  Delaware

limited  partnership  organized  to  engage  primarily   in   the

speculative trading of futures and forward contracts, options  on futures contracts and on physical commodities and other commodity interests,  including foreign currencies, financial  instruments,

metals,  energy and agricultural products (collectively, "futures interests").  The Partnership commenced operations  on  March  1,

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

DWR  pays interest on these funds based on a rate equal  to  that

earned  by  DWR  on  its  U.S. Treasury  bill  investments.   The

Partnership pays a brokerage fee to DWR.



3.  Financial Instruments

The Partnership trades futures and forward contracts, options  on

futures   contracts,  and  on  physical  commodities  and   other

commodity  interests,  including  foreign  currencies,  financial

instruments,  metals, energy and agricultural products.   Futures

and  forwards  represent  contracts for delayed  delivery  of  an

instrument  at  a  specified date and price.   Risk  arises  from

changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate volatility.

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




In  June  1998, the Financial Accounting Standards Board ("FASB")

issued  Statement of Financial Accounting Standard  ("SFAS")  No.

133,   "Accounting   for  Derivative  Instruments   and   Hedging

Activities" effective for fiscal years beginning after  June  15,

1999.   In  June 1999, the FASB issued SFAS No. 137,  "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective Date of SFAS No. 133," which defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

June  15, 2000.  However, the Partnership had previously  elected to adopt the provisions of SFAS No. 133 for the fiscal year ended

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



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the

statements  of  financial  condition  and  totaled  $162,635  and

$920,823 at March 31, 2000 and December 31, 1999, respectively.

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




Of  the  $162,635 net unrealized gain on open contracts at  March

31,  2000,  $34,320 related to exchange-traded futures  contracts and  $128,315  related  to off-exchange-traded  forward  currency contracts.



Of the $920,823 net unrealized gain on open contracts at December

31,  1999,  $983,771 related to exchange-traded futures contracts and  $(62,948)  related to off-exchange-traded  forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March 31, 2000 and December 31, 1999 mature through December 2000 and June 2000, respectively. Off-exchange-traded forward currency contracts held by the Partnership at March 31, 2000 and  December

31, 1999 mature through June 2000 and March 2000, respectively.



The  Partnership  has  credit risk associated  with  counterparty nonperformance.  The credit risk associated with the  instruments in  which  the Partnership is involved is limited to the  amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because DWR and Carr act  as

the   futures   commission  merchants   or   the   counterparties

with

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


respect  to  most  of  the Partnership's assets.  Exchange-traded futures  contracts  are marked to market on a daily  basis,  with variations  in value settled on a daily basis. Each  of  DWR  and

Carr,  as  a  futures commission merchant for  the  Partnership's exchange-traded  futures  contracts, are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds,  in the aggregate, totaled $23,242,477 and $22,661,540  at

March 31, 2000 and December 31, 1999, respectively.  With respect

to   the   Partnership's  off-exchange-traded  forward   currency

contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net

unrealized  gain  on open forward contracts be segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is at risk to the ability  of  Carr,  the  sole

counterparty   on  all  of  such  contracts,  to   perform.   The

Partnership  has a netting agreement with Carr.  This  agreement,

which  seeks to reduce both the Partnership's and Carr's exposure

on   off-exchange-traded  forward  currency   contracts,   should

materially decrease the Partnership's credit risk in the event of

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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



Liquidity -  The Partnership deposits its assets with DWR as non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for  the  Trading  Advisor,  which assets  are used as margin to engage in trading.  The assets  are

held   in  either  non-interest  bearing  bank  accounts  or   in

securities   and instruments permitted by the CFTC for investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose  is  to  trade in futures, forwards, and options,  it  is expected  that the Partnership will continue to own  such  liquid assets for margin purposes.



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



Capital  Resources. The Partnership does not have, or  expect  to have,  any capital assets.  Redemptions, exchanges and  sales  of additional  units of limited partnership interest ("Unit(s)")  in the  future  will  affect  the  amount  of  funds  available  for

investments  in futures interests in subsequent periods.   It  is

not possible to estimate the amount and therefore, the impact  of future redemptions of Units.

Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets.  The following presents a summary  of  the Partnership's operations for the  quarter  ended

March 31, 2000 and the period from March 1, 1999 (commencement of

operations)  to  March  31,  1999, respectively   and  a  general

discussion of its trading activities during each quarter.  It  is important  to note, however, that the Trading Advisor  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Advisor or will  be  profitable  in  the

future.   Consequently,  the  results  of   operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Advisor's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter Ended March 31, 2000

For  the  quarter ended March 31, 2000, the Partnership  recorded total  trading  losses, net of interest income  of  $702,882  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 4.4% were  recorded  in  the global stock index futures markets from long futures positions in the  Hang Seng Index as most global equity prices reversed  lower in early January amid fears of interest rate hikes.  During

March, additional losses were recorded  from  long  positions  in

Hang  Seng  and TOPIX Index futures as prices declined  following trendless  price  movements within the U.S.  and  Japanese  stock

markets.   In  the agricultural markets, losses of  approximately

1.1%  were incurred primarily during February from long corn  and wheat  futures  positions  as prices  declined  as  a  result  of insufficient demand and heavy rain in the U.S. production  areas.

In   the   global  interest  rate  futures  markets,  losses   of

approximately  0.8%  were  experienced from  short  positions  in

Japanese  government  bond futures as the  Japanese  bond  market experienced  significant  price volatility  throughout  February.

During  March,  losses  were  recorded  from  long  positions  in

Japanese government bond futures as prices moved lower on  firmer than  expected capital investment figures out of Japan and  fears that  the Bank of Japan would scrap its zero-rate policy  earlier than expected.  In soft commodities, losses of approximately 0.5%

were   recorded  in  early  February  from  long  cotton  futures positions  as prices declined amid short-covering by  speculators and  expectations for increased new crop plantings.  These losses were  partially  offset by gains of approximately  2.9%  recorded primarily  during  February  in  the  energy  markets  from  long positions  in crude oil futures and its refined products  as  oil prices increased on concerns about future output levels from  the world's leading producer countries amid dwindling stockpiles  and

increasing  demand.   Total expenses for the three  months  ended

March 31, 2000 were $540,261, resulting in a net loss of

$1,243,143.  The value of a Unit decreased from $9.28 at December

31,  1999 to $8.82 at March 31, 2000.  Results of operations  for first  quarter  2000  are not comparative to first  quarter  1999

because   1999  reflects  only  a  single  month's   trading   of

approximately 80% lower Net Assets.



For the Quarter Ended March 31, 1999

For the period from March 1 (commencement of operations) to March

31,   1999,  the  Partnership  recorded  total  trading  revenues including interest income of $11,129 and, after expenses,  posted a decrease in Net Asset Value per Unit.  The most significant net losses of approximately 1.7% were recorded early in March in  the global  interest  rate futures markets largely  from  short  U.S.

interest rate futures positions as domestic bond prices rose  due to  encouraging  productivity data released  by  the  U.S.  Labor

Department  and  on  comments by Federal  Reserve  Chairman  Alan

Greenspan  that there are no obvious signs of emerging  inflation

pressures.   In the metals markets, losses of approximately  1.5%

were recorded primarily from short aluminum futures positions  as prices  increased during mid-March due to a possible drawdown  in warehouse  stocks.  Additional losses were recorded  during  late

March  from newly established long aluminum futures positions  as prices moved lower on profit taking.  In soft commodities, losses of  approximately  1.1%  were experienced  primarily  from  short positions  in coffee and cotton futures on technically  motivated speculative buying and rumors that an influential merchant turned bullish early in March. In the agricultural markets, losses of approximately 0.4% were recorded largely from short corn  futures positions  as  prices  moved higher in a technical and seasonally driven  rally  early  in March and on a lack of  farmer  selling.

These losses were partially offset by gains of approximately 2.4%

recorded  in  the energy markets from long futures  positions  in crude  oil,  unleaded  gas  and heating  oil  as  prices  climbed

following  an  agreement  reached  by  both  OPEC  and   non-OPEC

countries  to cut total output beginning April 1, 1999.   In  the

currency  markets,  gains  of approximately  0.6%  were  recorded primarily from short euro positions as its value decreased versus the  U.S.  dollar  on speculation that U.S. interest  rates  will continue  to  rise due to positive economic data released  during

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



The  hypothetical changes in portfolio value are based  on  daily percentage changes observed in key market indices or other market factors  ("market  risk  factors")  to  which  the  portfolio  is

sensitive.   The  historical observation period of  the  Partner-

ship's  VaR  is  approximately  four  years.   The  one-day   99%

confidence  level  of the Partnership's VaR  corresponds  to  the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.

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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category as of March 31, 2000 and 1999. At

March  31,  2000 and 1999, the Partnership's total capitalization was approximately $24 million and $8 million, respectively.

    Primary Market          March 31, 2000      March 31, 1999
     Risk Category           Value at Risk       Value at Risk

     Currency                    (1.63)%                 (1.82)%

     Interest Rate              (1.31)              (0.88)

     Equity                      (0.70)             (1.31)

     Commodity                   (0.59)             (1.07)

     Aggregate Value at Risk     (2.22)%            (2.67)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at March 31, 2000 and 1999 only and is not necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from April 1,

1999 through March 31, 2000.


Primary Market Risk Category       High      Low       Average

Currency                           (2.66)%   (1.62)%    (1.93)%

Interest Rate                      (1.41)    (0.79)     (1.10)

Equity                             (1.61)    (0.70)     (1.12)
Commodity                          (1.75)    (0.59)     (1.17)
Aggregate Value at Risk            (4.36)%   (2.19)%    (2.89)%

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis at March 31, 2000 and for the end  of  the  four quarterly reporting periods from April 1, 1999 through March  31,

2000.   Since VaR is based on historical data, VaR should not  be

viewed  as  predictive  of  the  Partnership's  future  financial performance or its ability to manage or monitor risk.  There can be  no  assurance  that  the Partnership's  actual  losses  on  a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Currency - The primary market exposure in the Partnership  is  in the  currency sector.  The Partnership's currency exposure is  to exchange rate fluctuations, primarily fluctuations which  disrupt the historical pricing relationships between different currencies and  currency pairs.  Interest rate changes as well as  political and general economic conditions influence these fluctuations. The

Partnership  trades  in  a large number of currencies,  including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  first  quarter  of   2000,   the

Partnership's  major exposures were in the euro currency  crosses and  outright U.S. dollar positions.  Outright positions  consist of  the U.S. dollar vs. other currencies.  These other currencies include the major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.



Interest  Rate - The second largest market exposure at March  31,

2000  was  in  the  interest  rate  complex.   The  Partnership's

exposure  in  the interest rate market complex was spread  across the  U.S., European and Japanese interest rate sectors.  Interest rate  movements  directly affect the price of the sovereign  bond futures  positions held by the Partnership and indirectly  affect

the  value  of its stock index and currency positions.   Interest

rate  movements in one country as well as relative interest  rate movements  between countries materially impact the  Partnership's profitability.  The Partnership's primary interest rate  exposure is  generally to interest rate fluctuations in the U.S.  and  the other  G-7  countries.  The G-7 countries consist  of  the  U.S.,

Britain,  Canada,  France,  Germany,  Italy  and  Japan.  Demeter

anticipates  that  G-7  interest rates will  remain  the  primary interest  rate  exposure of the Partnership for  the  foreseeable future.  The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-

term,  rates.  Most of the speculative futures positions held  by the Partnership are in medium- to long-term instruments.

Consequently,  even a material change in short-term  rates  would have  little effect on the Partnership, were the medium- to  long term rates to remain steady.



Equity.   The primary equity exposure is to equity price risk  in

the  G-7  countries.   The  stock index  futures  traded  by  the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  March  31,  2000,  the  Partnership's  primary

exposures  were  in  the  Hang Seng (China)  and  All  Ordinaries

(Australia) stock indices.  The Partnership is primarily  exposed to the risk of adverse price trends or static markets in the U.S.

and  Japanese  indices.  (Static markets would  not  cause  major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses).



Commodity.

Metals.  The Partnership's primary metals market exposure  is  to fluctuations in the price of gold.  Although the Trading  Advisor will  from  time to time trade base metals such as aluminum,  the principal  market exposures of the Partnership have  consistently been  in precious metals. Exposure was evident in the gold market

as  gold  prices  were  volatile  during  the  quarter.   Demeter

anticipates  that  gold  will remain the  primary  metals  market exposure for the Partnership.

Soft  Commodities  and Agriculturals.  On  March  31,  2000,  the

Partnership  had  exposure  in the markets  that  comprise  these sectors.  Most of the exposure, however, was in the sugar,  wheat

and  cotton  markets.   Supply  and demand  inequalities,  severe

weather disruption and market expectations affect price movements in these markets.



Energy.  On March 31, 2000, the Partnership's energy exposure was shared  by futures contracts in the oil and natural gas  markets.

Price   movements   in  these  markets  result   from   political

developments  in  the  Middle East, weather patterns,  and  other

economic  fundamentals.   It  is possible  that  volatility  will

remain  high and that significant profits and losses, which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and is expected to continue in this choppy pattern.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances at March 31, 2000 were in euros and Hong  Kong dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of the respective position.



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

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

On  March 3, 2000, the plaintiffs in the New York action filed an appeal of the order dismissing the consolidated complaint.

(Please  refer to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-K for the year ended December 31, 1999  for a more detailed discussion.)


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The   Partnership  registered  3,000,000  Units  pursuant  to   a

Registration  Statement on form S-1, which  became  effective  on

November 6, 1998 (SEC File number 333-60103).


The Partnership registered an additional 6,000,000 Units pursuant to  a  new  Registration  Statement on  Form  S-1,  which  became effective on March 27, 2000 (SEC File Number 333-91569).



The managing underwriter for the Partnership is DWR.



Units are being sold at monthly closings at a price equal to 100%

of  the  Net Asset Value per Unit as of the close of business  on the last day of each month.



Through  March  31, 2000, 3,031,386.350 Units were sold,  leaving

5,968,613.650  Units unsold as of March 31, 2000.  The  aggregate price of the Units sold through March 31, 2000 was $29,959,514.

Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership for use in accordance with  the  "Investment

Programs,  Use of Proceeds and Trading Policies" section  of  the prospectus  included as part of the above referenced Registration

Statement.




Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of  the  Board and a Director of Demeter and Dean Witter  Futures

and  Currency  Management, Inc. ("DWFCM") and  Robert  E.  Murray

replaced him as Chairman of the Board of Demeter and DWFCM.



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


                              Morgan Stanley Dean Witter Charter
                              Millburn L.P. (Registrant)

                              By: Demeter Management Corporation
                                  (General Partner)

May 12, 2000                  By:   /s/ Lewis A. Raibley, III
                                  Lewis A. Raibley, III
                                  Director and Chief Financial
                                  Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.