Form 10-Q
period 2000-06-30
MORGAN STANLEY DEAN WITTER CHARTER MILLBURN LP
filed 2000-08-11
CIK 1066658

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from ________________to_____________

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


Yes    X            No___________

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                        June 30, 2000

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Statements of Financial Condition June 30, 2000
     (Unaudited) and December 31, 1999......................... 2

     Statements of Operations for the Quarters Ended
     June 30, 2000 and 1999 (Unaudited).........................3

     Statements of Operations for the Six Months Ended
     June 30, 2000 and the Period from March 1, 1999
     (commencement of operations) to June 30, 1999
     (unaudited)................................................4

     Statements of Changes in Partners' Capital for the
        Six Months Ended June 30, 2000 and the Period from
        March 1, 1999 (commencement of operations) to
                       June               30,                1999
     (Unaudited)..................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and the Period from March 1,
     1999 (commencement of operations) to June 30, 1999
     (Unaudited)................................................6

        Notes to Financial Statements (Unaudited)...............7-
     12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......13-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ........................................22-35

Part II. OTHER INFORMATION

Item 1. Legal Proceedings......................................36

Item 2. Change in Securities and Use of Proceeds............36-37

Item 5. Other Information......................................37

Item 6. Exhibits and Reports on Form 8-K....................37-38

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                       June 30,      December 31,

2000                                   1999                     $
$
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               24,026,878    21,677,769
  Net  unrealized  gain  (loss)  on  open  contracts    (433,231)
920,823

      Total Trading Equity          23,593,647     22,598,592

Subscriptions receivable               591,573      1,013,235
Interest receivable (DWR)             112,682         96,202

      Total Assets                 24,297,902      23,708,029


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Redemptions payable                   362,537        237,975
 Accrued brokerage fees (DWR)          143,988        129,371
 Accrued management fees                41,139         36,963

      Total Liabilities                547,664        404,309

Partners' Capital

 Limited Partners (2,839,654.476 and
   2,481,763.344 Units, respectively)23,491,945    23,039,629
 General Partner (31,221.881 and
        28,447.087 Units, respectively)      258,293     264,091

 Total Partners' Capital            23,750,238     23,303,720

 Total Liabilities and Partners' Capital  24,297,902   23,708,029


NET ASSET VALUE PER UNIT                  8.27            9.28


          The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                                For the Quarters Ended June 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
           Realized                              (731,761)226,548
Net change in unrealized            (595,866)     684,885

      Total Trading Results       (1,327,627)   911,433

 Interest Income (DWR)                339,053      86,746
      Total Revenues                (988,574)   998,179

EXPENSES

 Brokerage fees (DWR)                 430,989   180,086
 Management fees                      123,140      51,543
 Incentive fees                   ________-__     103,350
      Total Expenses                  554,129     334,889

NET INCOME (LOSS)                 (1,542,703)     663,290


NET INCOME (LOSS) ALLOCATION

 Limited Partners                 (1,525,718)   655,608
 General Partner                     (16,985)      7,682


NET INCOME (LOSS) PER UNIT

 Limited Partners                      (0.55)       .65
 General Partner                       (0.55)         .65



          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



For the Period from

March 1, 1999

(commencement
For the Six Months         of operations) to

Ended June 30,                  June 30,
                                      2000            1999
                                        $              $

REVENUES
 Trading profit (loss):
    Realized                       (982,883)      188,886
      Net change in unrealized   (1,354,054)     716,800
      Total Trading Results      (2,336,937)    905,686
 Interest Income (DWR)               645,481      103,622
      Total Revenues             (1,691,456)  1,009,308

EXPENSES

 Brokerage fees (DWR)                851,192      208,290
    Management   fees                       243,198        59,511
Incentive fees                   ________-__        103,350

      Total Expenses               1,094,390        371,151
NET INCOME (LOSS)               (2,785,846)       638,157


NET INCOME (LOSS) ALLOCATION

    Limited   Partners                  (2,755,048)       630,786
General Partner                     (30,798)      7,371

NET INCOME (LOSS) PER UNIT

 Limited Partners                     (1.01)        .60
 General Partner                      (1.01)         .60



          The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN  L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Six Months Ended June 30, 2000 and the
                   Period from March 1, 1999
                 (commencement of operations) to
                          June 30, 1999
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
March 1, 1999
Initial Offering    483,488.295      $4,774,883   $60,000   $4,834,883

Offering of Units     916,824.243     9,266,662   105,000    9,371,662

Net Income                    -         630,786     7,371      638,157

Partners' Capital,
  June 30, 1999     1,400,312.538    $14,672,331  $172,371  $14,844,702





Partners' Capital,
December  31,  1999  2,510,210.431    $23,039,629  $264,091  $23,303,720

Offering of Units     732,745.200       6,519,656   25,000      6,544,656

Net Loss                   -          (2,755,048)  (30,798)   (2,785,846)

Redemptions         (372,079.274)    (3,312,292)  _____-___   <3,312,292)

Partners' Capital,
  June 30, 2000     2,870,876.357    $23,491,945  $258,293   $23,750,238








           The accompanying notes are an integral part of these financial statements.

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



For the Period from

March 1, 1999

(commencement
For the Six Months         of operations) to

Ended June 30,                 June 30,
                                      2000            1999
                                        $              $


CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss):               (2,785,846) 638,157
 Noncash item included in net income (loss):
    Net change in unrealized        1,354,054   (716,800)

 Increase in operating assets:
   Interest receivable (DWR)        (16,480)  (38,478)
 Increase in operating liabilities:
    Accrued brokerage fees (DWR)       14,617      73,627
       Accrued    management   fees               4,176    21,036
Accrued          incentive          fees              ________-__
28,060
  Net  cash  provided  by  (used for)  operating  activities   (1
,429,479)                             5,602


CASH FLOWS FROM FINANCING ACTIVITIES

                         Initial                         offering
-     4,834,883
 Offering    of    Units                   6,544,656    9,371,662
 (Increase)  decrease  in  subscriptions  receivable      421,662
 (1,567,184)
          Increase         in         redemptions         payable
124,562                            -
                Redemptions               of                Units
(3,312,292)                        ______-___

 Net cash provided by financing activities  3,778,588  12,639,361

 Net increase in cash               2,349,109  12,644,963

 Balance at beginning of period    21,677,769______-____
 Balance at end of period          24,026,878  12,644,963



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



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

DWR  pays interest on these funds based on a rate equal  to  that

earned  by  DWR  on  its  U.S. Treasury  bill  investments.   The

Partnership pays brokerage fees to DWR.



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

1999.   In  June 1999, the FASB issued SFAS No. 137,  "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective Date of SFAS No. 133", which defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

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



The net unrealized gain (loss) on open contracts is reported as a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled $(433,231) and

$920,823 at June 30, 2000 and December 31, 1999, respectively.

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




Of the $433,231 net unrealized loss on open contracts at June 30,

2000,  $270,993 related to exchange-traded futures contracts  and

$(704,224)   related  to  off-exchange-traded  forward   currency

contracts.



Of the $920,823 net unrealized gain on open contracts at December

31,  1999,  $983,771 related to exchange-traded futures contracts and  $(62,948)  related to off-exchange-traded  forward  currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30, 2000 and December 31, 1999 mature through March 2001 and June

2000,    respectively.   Off-exchange-traded   forward   currency

contracts  held by the Partnership at June 30, 2000 and  December

31,   1999   mature  through  September  2000  and  March   2000,

respectively.



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

Carr,  as  a  futures commission merchant for  the  Partnership's exchange-traded  futures  contracts, are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds,  in the aggregate, totaled $24,297,871 and $22,661,540  at

June  30, 2000 and December 31, 1999, respectively.  With respect

to   the   Partnership's  off-exchange-traded  forward   currency

contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net

unrealized  gain  on open forward contracts be segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is at risk to the ability  of  Carr,  the  sole

counterparty   on  all  of  such  contracts,  to   perform.   The

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

Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets.  The following presents a summary  of the Partnership's operations for the quarter and  six months  ended June 30, 2000 and the quarter ended June  30,  1999 and the period from March 1, 1999 (commencement of operations) to

June  30,  1999,  respectively, and a general discussion  of  its trading activities during each quarter.  It is important to note,

however,  that the Trading Advisor trades in various  markets  at different  times  and that prior activity in a particular  market does  not  mean that such market will be actively traded  by  the

Trading   Advisor   or  will  be  profitable   in   the   future.

Consequently,  the results of operations of the  Partnership  are difficult  to  discuss other than in the context of  its  Trading

Advisor's  trading activities on behalf of the Partnership  as  a whole and how the Partnership has performed in the past.



For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total  trading  losses  net of interest income  of  $988,574  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 6.3% were  recorded  in  the currency markets primarily during April from long positions in the Japanese yen as the value of the yen weakened versus the U.S.

dollar   amid   fears  of  additional  Bank  of   Japan   ("BOJ")

intervention.   During May and June, losses  were  recorded  from

short  positions in the Japanese yen as its value reversed higher versus the U.S. dollar following hints by BOJ governor Hayami  of the  possible end of the zero interest rate policy in Japan.  The

U.S.  dollar  weakened further versus the  yen  during  June  due primarily to the perception that interest rates in the  U.S.  may have  topped  out.  In the global interest rate futures  markets,

losses  of  approximately 4.6% were experienced primarily  during

April  and  early May from long positions in U.S.  interest  rate futures as prices declined amid fears of additional interest rate hikes  by  the  U.S.  Federal Reserve.  Newly  established  short positions incurred additional losses later in May and during June as  prices moved higher amid signs that U.S. economic growth  has slowed and the prospects of additional interest rate hikes by the

Federal  Reserve were fading.  In the metals markets,  losses  of approximately 1.3% were recorded primarily during June from short aluminum  futures positions as prices reversed sharply higher  at mid-month  on  institutional buying and fears that U.S.  capacity could  be  hit  further by power shortages.  In the global  stock index futures markets, losses of approximately 0.8% were incurred primarily  during  April and June from trading  Hang  Seng  Index

futures.   These  losses  were  partially  offset  by  gains   of

approximately  6.7%  recorded  in the  energy  markets  primarily during May and June from long futures positions in crude oil and its related products as the previous upward movement in oil prices  re-emerged  amid rising concerns regarding  supplies  and

production  levels.   Additional gains were recorded  during  May

from  long  positions in natural gas futures as prices  continued

their  upward  trend,  as  data  released  by  the  American  Gas

Association further confirmed fears that inventory levels  remain

low.   In  the soft commodities markets, profits of approximately

1.3% were recorded throughout a majority of the quarter from long sugar  futures  positions as prices moved higher  due  to  strong demand and declining production from Brazil.  Total expenses  for the three months ended June 30, 2000 were $554,129, resulting  in a  net  loss  of $1,542,703.  The value of a Unit decreased  from

$8.82 at March 31, 2000 to $8.27 at June 30, 2000.



For  the six months ended June 30, 2000, the Partnership recorded total  trading  losses net of interest income of  $1,691,456  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 6.6% were  recorded  in  the currency  markets primarily during April from long  positions  in the Japanese yen as the value of the yen weakened versus the U.S.

dollar amid fears of additional BOJ intervention.  During May and

June,  losses were recorded from short positions in the  Japanese yen as its value reversed higher versus the U.S. dollar following hints  by  BOJ governor Hayami of the possible end  of  the  zero interest rate policy in Japan.  The U.S. dollar weakened  further versus the yen during June due primarily to the perception that interest rates in the U.S. may have topped out as data suggested

that  economic  growth  may finally be slowing.   In  the  global

interest rate futures markets, losses of approximately 5.3%  were experienced  primarily  during April  and  early  May  from  long positions  in U.S. interest rate futures as prices declined  amid fears  of  additional  interest rate hikes by  the  U.S.  Federal

Reserve.   Newly established short positions incurred  additional

losses  later in May and during June as prices moved higher  amid signs  that U.S. economic growth has slowed and the prospects  of additional  interest  rate  hikes by  the  Federal  Reserve  were

fading.   In  the global stock index futures markets,  losses  of

approximately  4.9%  were recorded primarily  from  long  futures positions  in  the Hang Seng Index as most global  equity  prices reversed  lower  earlier in January amid fears of  interest  rate

hikes.   During  March and June, additional losses were  recorded

from  trading Hang Seng and TOPIX Index futures due to  trendless price movements within most of the world's stock markets.  In the agricultural markets, losses of approximately 1.7% were  incurred primarily during February, May and June from long corn and  wheat futures  positions as prices declined as a result of insufficient demand and heavy rain in the U.S. production areas.  These losses were  partially  offset by gains of approximately  9.4%  recorded primarily  during  February  in  the  energy  markets  from  long positions  in crude oil futures and its refined products  as  oil prices increased on concerns about future output levels from  the world's leading producer countries amid dwindling stockpiles and increasing demand. Gains were also recorded during May and June from  long futures positions in crude oil as the previous  upward movement  in oil prices reemerged amid rising concerns  regarding supplies  and production levels.  Additional gains were  recorded during  May from long positions in natural gas futures as  prices continued  their upward trend, as data released by  the  American

Gas  Association  further confirmed fears that  inventory  levels

remain  low.   In  the  soft  commodities  markets,  profits   of

approximately 0.8% were recorded primarily during  May  and  June from  long sugar futures positions as prices moved higher due  to

strong  demand  and  declining  production  from  Brazil.   Total

expenses  for the six months ended June 30, 2000 were $1,094,390,

resulting  in  a  net loss of $2,785,846.  The value  of  a  Unit decreased  from $9.28 at December 31, 1999 to $8.27 at  June  30,

2000.



For the Quarter and Four Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $998,179  and posted  an  increase  in  Net Asset  Value  per  Unit.  The  most significant  gains  of approximately 7.3% were  recorded  in  the

global   interest  rate  futures  markets  primarily  from   long

positions  in Japanese government bond futures as prices  rallied higher  during  April as investors flooded into  higher  yielding long-term  debt instruments after the Japanese government  failed to propose a new economic spending plan. Gains were also recorded from short positions in this market during June as

Japanese  bond  prices moved lower due to rising  interest  rates spurred  by  an  optimistic outlook for that  country's  economy.

Additional  gains were recorded during June from short  positions in  European and U.S. interest rate futures as prices moved lower amid  skepticism regarding the European Monetary Union and  fears of  an  interest  rate hike in the U.S.  In  global  stock  index futures  trading,  gains  of  approximately  2.8%  were  recorded primarily  from  long  positions in Hang Seng  and  Nikkei  Index futures  during  June, as most Asian equity prices  moved  higher during  June amid an overall bullish sentiment for the  economies of  the Far East, more than offset losses recorded in these  same markets during May.  In metals, gains of approximately 0.9%  were recorded primarily from long aluminum futures positions as prices increased during April and June amid tightening supply levels and increased demand.  These gains were partially offset by losses of approximately 2.1% experienced in soft commodities primarily from long  coffee futures positions as coffee prices declined  sharply during  early June due to forecasts for warmer weather in  Brazil

and   ample   warehouse  supplies.   In  currencies,  losses   of

approximately  0.6%  were incurred from short  positions  in  the

Japanese  yen,  as the value of the yen strengthened  versus  the

U.S.  dollar during mid June on optimism regarding that country's economy,  more than offset profits recorded from short  positions in the euro and Swiss franc as the value of these currencies
weakened  throughout a majority of the quarter.   Total  expenses

for the three months ended June 30, 1999 were $334,889, resulting in  net  income of $663,290.  The value of a Unit increased  from

$9.95 at March 31, 1999 to $10.60 at June 30, 1999.



For the period from March 1, 1999 (commencement of operations) to

June  30,  1999, the Partnership recorded total trading  revenues including interest income of $1,009,308 and posted an increase in

Net  Asset  Value  per  Unit.   The  most  significant  gains  of

approximately  7.5%  were recorded in the  global  interest  rate

futures   markets  primarily  from  long  positions  in  Japanese

government bond futures as prices rallied higher during April  as investors flooded into higher yielding long-term debt instruments after  the  Japanese government failed to propose a new  economic spending plan.  Gains were also recorded from short positions  in this  market during June as Japanese bond prices moved lower  due to  rising  interest rates spurred by an optimistic  outlook  for that  country's economy.  Smaller gains were recorded during June from  short positions in European and U.S. interest rate  futures as  prices  moved  lower amid skepticism regarding  the  European

Monetary Union and fears of an interest rate hike in the U.S.  In global  stock index futures trading, gains of approximately  3.9%

were  recorded  primarily from long positions in  Hang  Seng  and

Nikkei  Index  futures during June as most  Asian  equity  prices moved  higher  during June amid an overall bullish sentiment  for the  economies of the Far East.  In the energy markets, gains  of approximately 1.2%
were  recorded primarily during March from long futures positions in  crude  oil  and unleaded gas as prices climbed  following  an agreement  reached  by both OPEC and non-OPEC  countries  to  cut total  output  beginning April 1st.  These gains  were  partially offset  by  losses  of  approximately 2.9%  experienced  in  soft commodities  primarily  from  long coffee  futures  positions  as coffee prices declined sharply during early June due to forecasts

for  warmer  weather in Brazil and ample warehouse supplies.   In

currencies, losses of approximately 0.4% incurred primarily  from short  positions  in the Japanese yen, as the value  of  the  yen strengthened versus the U.S. dollar during mid-June on optimism regarding  that  country's  economy,  more  than  offset  profits recorded  since March from short positions in the euro and  Swiss franc  as  the  value  of these currencies  weakened  versus  the

dollar.    In   the   agricultural  markets,  small   losses   of

approximately  0.8%  were  recorded  primarily  from  short  corn futures  positions  as prices moved higher  in  a  technical  and seasonally  driven rally early in March and on a lack  of  farmer

selling.   Total  expenses  for the period  from  March  1,  1999

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

The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category as of June 30, 2000 and 1999. As of June 30, 2000 and 1999, the Partnership's total capitalization was approximately $24 million and $15 million, respectively.

    Primary Market           June 30, 2000       June 30, 1999
     Risk Category           Value at Risk       Value at Risk

     Currency                    (0.92)%               (2.66)%

     Interest Rate                (0.61)               (1.41)

     Equity                       (0.34)               (1.61)

     Commodity                    (1.42)               (1.75)

     Aggregate Value at Risk      (1.77)%              (4.36)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at June 30, 2000 and 1999 only and is not  necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.


Primary Market Risk Category        High      Low      Average

Currency                           (2.66)%   (0.92)%   (1.76)%

Interest Rate                      (1.41)    (0.61)    (1.05)

Equity                             (1.61)    (0.34)    (0.99)

Commodity                          (1.75)    (0.59)    (1.21)
Aggregate Value at Risk            (4.36)%   (1.77)%   (2.75)%


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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis  at June 30, 2000 and for the end  of  the  four quarterly reporting periods from July 1, 1999 through June 30,

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



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may represent are immaterial.  At June 30,  2000  the

Partnership's cash balance at DWR was approximately  86%  of  its total  Net  Asset Value. A decline in short-term  interest  rates will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

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

The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies  other  than

the   U.S.   dollar.   For  the  second  quarter  of  2000,   the

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

Consequently,  even a material change in short-term  rates  would have  little effect on the Partnership, were the medium- to long-

term rates to remain steady.



Equity.   The primary equity exposure is to equity price risk  in

the  G-7  countries.   The  stock index  futures  traded  by  the

Partnership  are  by  law  limited to futures  on  broadly  based

indices.   As  of  June  30,  2000,  the  Partnership's   primary

exposures  were in the TOPIX (Japan), Hang Seng (China)  and  S&P

500  (U.S.) stock indices.  The Partnership is primarily  exposed to the risk of adverse price trends or static markets in the U.S.

and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.



Commodity.

Energy.  On June 30, 2000, the Partnership's energy exposure  was shared  primarily  by  futures contracts in  the  crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Metals.  The Partnership's primary metals market exposure  is  to fluctuations in the price of gold.  Although the Trading  Advisor will  from  time to time trade base metals such as  aluminum  and zinc,  the  principal  market exposures of the  Partnership  have consistently  been in precious metals.  Exposure was  evident  in the  gold market as gold prices were volatile during the quarter.

Demeter  anticipates  that gold will remain  the  primary  metals market exposure for the Partnership.

Soft  Commodities  and Agriculturals .  On  June  30,  2000,  the

Partnership had exposure in the sugar, coffee and wheat  markets.

Supply  and  demand inequalities, severe weather  disruption  and market expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign

currency  balances  are  in the Japanese  yen.   The  Partnership

controls  the  non-trading risk of these  balances  by  regularly converting  these balances back into dollars upon liquidation  of the respective position.



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

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

Please refer to Legal Proceedings previously disclosed in the

Partnership's Form 10-Q for the quarter ended March 31, 2000 and

Form 10-K for the year ended December 31, 1999.



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



Through  June  30, 2000, 3,264,759.685 Units were  sold,  leaving

5,735,240.315  Units unsold as of June 30, 2000.   The  aggregate

price of the Units sold through June 30, 2000 was $31,973,393.

Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership for use in accordance with  the  "Investment

Programs,  Use of Proceeds and Trading Policies" section  of  the prospectus  included as part of the above referenced Registration

Statement.



Item 5.   OTHER INFORMATION

Effective July 1, 2000, Lewis A. Raibley, III resigned  as  Chief

Financial  Officer  and  a Director of Demeter  and  Dean  Witter

Futures  Currency  Management  Inc.   Effective  July  10,  2000,

Raymond E. Koch replaced Lewis A. Raibley, III as Chief Financial

Officer of Demeter.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

   3.01 Form of Amended and Restated Limited Partnership Agreement of the Partnership, dated as of March 27, 2000, is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated November 6, 1998, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on March 31, 2000.

  3.02   Certificate of Limited Partnership, dated July 15, 1998,
       is  incorporated  by  reference to  Exhibit  3.02  of  the
       Partnership's Form 10-Q (File No. 0-25605) for the        quarter
       ended March 31, 1999.

 10.01        Management Agreement, dated as of November 6, 1998,
      among the Partnership, Demeter Management Corporation,     and
      Millburn Ridgefield Corporation is incorporated by     reference
      to Exhibit 10.01 of the Partnership's Form 10-    Q (File No. 0-
      25605) for the quarter ended March 31,       1999.

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

  10.05 Subscription and Exchange Agreement and Power of Attorney to be executed by each purchase of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated March 27, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on March 31, 2000.

  10.06 Escrow Agreement, dated November 6, 1998, among the Partnership, Demeter Management Corporation, Dean Witter Reynolds Inc., and Chemical Bank is incorporated by reference in Exhibit 10.06 of the Partnership's Form 10-Q (File No. 0-25605) for the quarter ended March 31, 1999.

     (B)  Reports on Form 8-K. - None.

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


                              Morgan Stanley Dean Witter Charter
                              Millburn L.P. (Registrant)

                              By: Demeter Management Corporation
                                  (General Partner)

August 11, 2000               By:/s/ Raymond E. Koch_____________
Raymond E. Koch
                                     Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.