Form 10-Q
period 2000-09-30
MORGAN STANLEY DEAN WITTER CHARTER MILLBURN LP
filed 2000-11-13
CIK 1066658

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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

                     September 30, 2000


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition September 30, 2000
     (Unaudited) and December 31, 1999......................... 2

     Statements of Operations for the Quarters Ended
     September 30, 2000 and 1999 (Unaudited)....................3

     Statements of Operations for the Nine Months Ended
     September 30, 2000 and the Period from March 1, 1999
     (commencement of operations) to September 30, 1999
     (Unaudited)................................................4

     Statements of Changes in Partners' Capital for the
        Nine Months Ended September 30, 2000 and the Period from
        March 1, 1999 (commencement of operations) to
                     September              30,              1999
     (Unaudited).............................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and the Period from March 1,
     1999 (commencement of operations) to September 30, 1999
     (Unaudited)................................................6

        Notes to Financial Statements (Unaudited)...............7-
     12

Item 2. Management's Discussion and Analysis of

Financial Condition and Results of Operations.......13-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ........................................23-35

Part II. OTHER INFORMATION

Item 1. Legal Proceedings......................................36

Item 2. Change in Securities and Use of Proceeds............36-37

Item 6. Exhibits and Reports on Form 8-K....................37-38


                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
               STATEMENTS OF FINANCIAL CONDITION


                                   September  30,     December 31
,

2000                                   1999                     $
$
                                    (Unaudited)
ASSETS

Equity in futures interests trading accounts:
 Cash                               24,070,727    21,677,769
  Net  unrealized  gain  (loss)  on  open  contracts    (411,852)
920,823

      Total Trading Equity          23,658,875     22,598,592

Subscriptions receivable               358,786      1,013,235
Interest receivable (DWR)             128,515         96,202

      Total Assets                 24,146,176      23,708,029


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Redemptions payable                   340,578        237,975
 Accrued brokerage fees (DWR)          140,919        129,371
 Accrued management fees                40,263         36,963

      Total Liabilities                521,760        404,309

Partners' Capital

 Limited Partners (2,845,912.577 and
   2,481,763.344 Units, respectively)23,368,050    23,039,629
 General Partner (31,221.881 and
        28,447.087 Units, respectively)      256,366     264,091

 Total Partners' Capital            23,624,416     23,303,720

 Total Liabilities and Partners' Capital24,146,176   23,708,029


NET ASSET VALUE PER UNIT                  8.21            9.28


          The accompanying notes are an integral part of these financial statements.

       MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                              For the Quarters Ended September 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
           Realized                               (31,198)472,179
Net change in unrealized               21,379    (593,350)

      Total Trading Results           (9,819) (121,171)

 Interest Income (DWR)                372,081     191,035
      Total Revenues                  362,262      69,864

EXPENSES

 Brokerage fees (DWR)                 416,796   320,520
 Management fees                      119,084        91,578

      Total Expenses                  535,880     412,098

NET LOSS                            (173,618)    (342,234)


NET LOSS ALLOCATION

 Limited Partners                   (171,691) (338,188)
 General Partner                      (1,927)    (4,046)


NET LOSS PER UNIT

 Limited Partners                       (.06)     (.28)
 General Partner                        (.06)       (.28)






          The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



For the Period from

March 1, 1999

(commencement

For the Nine Months        of operations) to

Ended September 30,       September 30,
                                      2000            1999
                                        $              $

REVENUES
 Trading profit (loss):
    Realized                     (1,014,081)      661,065
      Net change in unrealized   (1,332,675)     123,450
      Total Trading Results      (2,346,756)    784,515
 Interest Income (DWR)             1,017,562      294,657
      Total Revenues             (1,329,194)  1,079,172

EXPENSES

 Brokerage fees (DWR)              1,267,988      528,810
    Management   fees                       362,282       151,089
Incentive fees                      ____-___        103,350

      Total Expenses               1,630,270        783,249
NET INCOME (LOSS)               (2,959,464)         295,923


NET INCOME (LOSS) ALLOCATION

    Limited   Partners                  (2,926,739)       292,598
General Partner                     (32,725)      3,325

NET INCOME (LOSS) PER UNIT

 Limited Partners                     (1.07)        .32
 General Partner                      (1.07)         .32



          The accompanying notes are an integral part of these financial statements.

page>
       -
        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN  L.P.
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
      For the Nine Months Ended September 30, 2000 and the
                   Period from March 1, 1999
                 (commencement of operations) to
                       September 30, 1999
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
  March 1, 1999
  Initial Offering    483,488.295          $4,774,883            $60,000
$4,834,883

Offering of Units   1,732,224.466                 17,541,969   18
5,000                            17,726,969

Net                                                        Income
-                                       292,598       3,325           295,923

Redemptions          (14,862.814)              (152,767)          ____-___
(152,767)

Partners' Capital,
  September 30, 19992,200,849.947           $22,456,683  $248,325
$22,705,008





Partners' Capital,
December 31, 1999   2,510,210.431          $23,039,629           $264,091
$23,303,720

Offering of Units     872,767.609          7,675,004      25,000      7,700,004

Net                                                          Loss
-                                          (2,926,739)           (32,725)
(2,959,464)

Redemptions         (505,843.582)              (4,419,844)       ____-___
(4,419,844)

Partners' Capital,
  September 30, 20002,877,134.458           $23,368,050  $256,366
$23,624,416








           The accompanying notes are an integral part of these financial statements.

       -
        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



For the Period from

March 1, 1999

(commencement
For the Nine Months       of operations) to

Ended September 30,       September 30,
                                      2000            1999
                                        $              $


CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss):               (2,959,464) 295,923
 Noncash item included in net income (loss):
    Net change in unrealized        1,332,675   (123,450)

 Increase in operating assets:
   Interest receivable (DWR)        (32,313)  (78,046)
 Increase in operating liabilities:
    Accrued brokerage fees (DWR)       11,548     123,283
    Accrued management fees             3,300       35,224
  Net  cash  provided  by  (used for)  operating  activities   (1
,644,254)                           252,934


CASH FLOWS FROM FINANCING ACTIVITIES

                         Initial                         offering
-     4,834,883
 Offering     of     Units                    7,700,00417,726,969
 (Increase)    decrease   in   subscriptions    receivable654,449
 (1,625,967)
 Increase in redemptions payable      102,603    94,301
    Redemptions of Units          (4,419,844)    (152,767)
   Net  cash  provided  by  financing  activities       4,037,212
20,877,419

 Net increase in cash               2,392,958  21,130,353

 Balance at beginning of period    21,677,769     ____-___
 Balance at end of period          24,070,727  21,130,353






          The accompanying notes are an integral part of these financial statements.


        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)

The  unaudited financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition

of   Morgan  Stanley  Dean  Witter  Charter  Millburn  L.P.  (the

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

Futures  Inc. ("Carr"), provided clearing and execution services.

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

2000,  as  amended by SFAS No. 137. The Partnership  adopted  the provisions  of SFAS No. 133 beginning with the fiscal year  ended

December  31,  1998.  SFAS No. 133 superceded SFAS Nos.  119  and

105,  which  required  the disclosure of average  aggregate  fair values  and contract/notional values, respectively, of derivative financial  instruments for an entity that carries its  assets  at fair  value.  SFAS No. 133 was further amended by SFAS  No.  138,

which  clarifies issues surrounding interest rate  risk,  foreign currency  denominations,  normal  purchases  and  sales  and  net hedging.  The application of SFAS No. 133, as amended by SFAS No.

137,  did  not  have  a significant effect on  the  Partnership's financial  statements, nor will the application of the provisions of  SFAS  No.  138 have a significant effect on the Partnership's financial statements.



SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)


  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3)   Terms require or permit net settlement.


Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.



The  net unrealized gains (losses) on open contracts are reported as  a component of "Equity in futures interests trading accounts"

on  the  statements of financial condition and totaled $(411,852)

and  $920,823  at  September  30, 2000  and  December  31,  1999,

respectively.



Of  the  $411,852  net  unrealized  loss  on  open  contracts  at

September 30, 2000, $(429,266) related to exchange-traded futures contracts  and  $17,414  related to  off-exchange-traded  forward currency contracts.

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONTINUED)




Of the $920,823 net unrealized gain on open contracts at December

31,  1999,  $983,771 related to exchange-traded futures contracts and  $(62,948)  related to off-exchange-traded  forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September  30,  2000 and December 31, 1999 mature  through  March

2001  and  June  2000, respectively. Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  2000 and  December  31, 1999 mature through December  2000  and  March

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

Carr, as a futures commission merchant for the Partnership's

        MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
           NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)


exchange-traded  futures  contracts, are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain (loss) on all open futures  contracts,

which   funds,   in   the  aggregate,  totaled  $23,641,461   and

$22,661,540  at  September  30,  2000  and  December  31,   1999,

respectively.   With  respect to the Partnership's  off-exchange-

traded forward currency contracts, there are no daily settlements of  variations  in  value nor is there any  requirement  that  an amount  equal  to the net unrealized gain (loss) on open  forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability  of  Carr,  the sole counterparty  on  all  of  such contracts,  to  perform. The Partnership has a netting  agreement

with  Carr.   This  agreement, which seeks  to  reduce  both  the

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

Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets.  The following presents a summary of the Partnership's operations for the quarter and  nine months  ended September 30, 2000 and the quarter ended  September

30,  1999  and  the  period from March 1, 1999  (commencement  of operations)  to Sepember 30, 1999, respectively,  and  a  general discussion of its trading activities during each quarter.  It  is important  to note, however, that the Trading Advisor  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Advisor or will  be  profitable  in  the

future.   Consequently,  the  results  of   operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Advisor's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership recorded  total  trading revenues including  interest  income  of

$362,262  and,  after expenses, posted a decrease  in  Net  Asset

Value  per  Unit.   The most significant losses of  approximately

1.2% were recorded in the metals markets throughout a majority of the quarter from long positions in zinc and aluminum futures as prices decreased on technical factors. In the global interest

rate   futures  markets,  losses  of  approximately   0.3%   were

experienced  primarily  during  July  and  September  from  short positions in German interest rate futures as prices increased  on benign  economic  data,  volatility in  the  equity  markets  and

concerted intervention in the foreign exchange markets.   In  the

agricultural markets, losses of approximately 0.2% were  incurred primarily during early July from long wheat futures positions  as prices  moved lower amid benefical U.S. crop weather.  A  portion of the Partnership's overall losses was partially offset by gains of  approximately 0.6% recorded in the global stock index futures markets primarily during July from short positions in Topix Index

futures   as  Japanese  stock  prices  declined.   In  the   soft

commodities markets, profits of approximately 0.5% were  recorded primarily during July from long sugar futures positions as prices increased  on forecasts that the world surplus will  shrink  with smaller  crops  in  2000-2001.  In the energy markets,  gains  of approximately  0.4%  were recorded primarily  during  August  and

September  from long positions in natural gas futures  as  prices moved  higher amid supply and storage concerns.  Additional gains were  recorded  during August from long positions  in  crude  oil futures  and its related products as prices increased as  ongoing supply  concerns  outweighed signals from Saudi  Arabia  that  it would seek a suitable production increase to ease the crunch.  In the currency markets, gains of approximately 0.1% were produced primarily during August and early September from short positions in  the  euro  as its value weakened versus the U.S.  dollar  and other  major  currencies  amid dampened  optimism  for  continued

economic  growth in Europe.  Offsetting currency losses  recorded primarily during August from short positions in the Japanese  yen as  its  value  strengthened  versus the  U.S.  dollar  following comments by a senior Japanese official stating that the  Bank  of

Japan  could  raise  interest rates  again  by  year-end.   Total

expenses  for  the  three months ended September  30,  2000  were

$535,880,  resulting in a net loss of $173,618.  The value  of  a

Unit  decreased from $8.27 at June 30, 2000 to $8.21 at September

30, 2000.



For  the  nine  months ended September 30, 2000, the  Partnership

recorded   total  trading  losses  net  of  interest  income   of

$1,329,194  and  posted a decrease in Net Asset Value  per  Unit.

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

Hayami  of  the possible end of the zero interest rate policy  in

Japan.  The U.S. dollar weakened further versus the yen during

June  due primarily to the perception that interest rates in  the

U.S.  may have topped out.  During August, additional losses were incurred  from  short  positions in the  Japanese  yen  following comments by a senior Japanese official stating that the BOJ could raise  interest rates again by year-end.  In the global  interest

rate   futures  markets,  losses  of  approximately   5.6%   were

experienced  primarily  during  July  and  September  from  short positions in German interest rate futures as prices increased  on benign  economic  data,  volatility in  the  equity  markets  and

concerted intervention in the foreign exchange markets.   In  the

global stock index futures markets, losses of approximately  4.4%

were  recorded primarily from long futures positions in the  Hang

Seng  Index as most global equity prices reversed lower in  early

January  amid  fears of interest rate hikes.   During  March  and

June, additional losses were recorded from trading Hang Seng  and

TOPIX  Index futures due to trendless price movement within  most of  the world's stock markets.  In the metals markets, losses  of approximately 2.7% were experienced throughout a majority of  the third quarter from long positions in zinc and aluminum futures as

prices  decreased  on  technical factors.   In  the  agricultural

markets,  losses  of  approximately 2.0% were incurred  primarily during February, May, June and early July from long wheat futures positions  as prices declined as a result of insufficient  demand and  heavy rain in the U.S. production areas.  A portion  of  the

Partnership's overall losses was offset by gains of approximately

9.9% recorded in the energy markets primarily during February,

May, June and August from long positions in crude oil futures and its  refined  products as oil prices increased on concerns  about future  output levels from the world's leading producer countries amid  dwindling stockpiles, increasing demand and rising concerns regarding supplies and production levels.  Additional gains  were recorded during May, August and September from long positions  in natural  gas  futures  as prices trended  higher  on  supply  and storage  concerns.  In the soft commodities markets,  profits  of approximately 1.3% were recorded primarily during May,  June  and

July from long sugar futures positions as prices moved higher due to strong demand, declining production from Brazil and decreasing global  supplies.  Total  expenses  for  the  nine  months  ended

September  30, 2000 were $1,630,270, resulting in a net  loss  of

$2,959,464.  The value of a Unit decreased from $9.28 at December

31, 1999 to $8.21 at September 30, 2000.



For the Quarter and Seven Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$69,864 and, after expenses, posted a decrease in Net Asset Value per Unit.  The most significant losses of approximately 3.8% were recorded in the global stock index futures markets primarily from long  positions  in Hang Seng Index futures as equity  prices  in

Hong Kong dropped during early August amid tensions between China and Taiwan.  Smaller losses were incurred from trading Nikkei

Index  futures  during August and September  as  Japanese  equity prices  experienced  short-term volatility  amid  speculation  of whether  the  BOJ would intervene to prevent the yen from  rising further  relative  to the U.S. dollar.  In global  interest  rate futures,  losses  of  approximately 3.1% were recorded  primarily from  trading  in  U.S. interest rate futures  as  domestic  bond prices moved in an erratic sideways pattern for a majority of the month  due  to inflationary concerns and questions regarding  the future  direction of U.S. interest rates.  In currencies,  losses of  approximately 0.3% were recorded primarily  during  July  and

September from short positions in the euro and the Swiss franc as the  value  of these currencies reversed their previous  downward trend  versus the U.S. dollar amid bullish economic data  out  of

Europe and inflationary pressures in the U.S.  These losses  were mitigated  by  currency  gains recorded from  long  Japanese  yen positions as the value of the yen strengthened versus most  major currencies during August and September due to optimism  regarding

the  Japanese  economy.   A portion of the Partnership's  overall

losses  for  the month was offset by gains of approximately  4.7%

recorded  in the energy markets primarily from long positions  in crude oil and its refined products, unleaded gas, heating oil and gas  oil,  as  prices moved higher throughout the  quarter  as  a

result  of declining inventories and increasing demand.   Smaller

profits of approximately 1.6% were recorded in the metals markets primarily  from long gold futures positions during  September  as prices skyrocketed following the Bank of England's second gold auction and an announcement by several European central banks stating that they were to restrict the sales of gold reserves for five  years.  Total expenses for the three months ended September

30, 1999 were $412,098, resulting in a net loss of $342,234.  The value  of a Unit decreased from $10.60 at June 30, 1999 to $10.32 at September 30, 1999.



For the period from March 1, 1999 (commencement of operations) to

September  30,  1999,  the  Partnership  recorded  total  trading revenues  including interest income of $1,079,172 and  posted  an increase in Net Asset Value per Unit.  The most significant gains of  approximately  9.1%  were  recorded  in  the  energy  markets primarily  from  long  positions in crude  oil  and  its  refined products,  unleaded  gas,  gas oil and  heating  oil,  as  prices climbed  higher  during March following an agreement  reached  by both  OPEC  and non-OPEC countries to cut total output  beginning

April  1st.   Oil prices continued to move higher throughout  the

third  quarter  due to declining supplies and increasing  demand.

Additional  gains  of  approximately 3.0% were  recorded  in  the metals  markets primarily from long positions in gold futures  as gold  prices  soared  during  September  following  the  Bank  of

England's  second  gold  auction and an announcement  by  several

European  central banks stating that they were going to  restrict the  sales  of  gold reserves for five years.  Smaller  gains  of approximately  1.3%  were recorded in the  global  interest  rate futures markets primarily from short positions in German interest rate futures during June and July as prices moved lower amid skepticism regarding the European Monetary Union and fears of  an interest rate hike in the U.S.  These gains were partially offset by  losses  of  approximately 3.0% incurred in the  global  stock index futures markets primarily from long positions in Hang  Seng

Index  futures as equity prices in Hong Kong dropped during early

August  amid  tensions between China and Taiwan.  Smaller  losses were incurred from trading Nikkei Index futures during August and

September   as  Japanese  equity  prices  experienced  short-term

volatility  amid speculation of whether the Bank of  Japan  would intervene to prevent the yen from rising further relative to  the

U.S.  dollar.  Losses of approximately 2.2% were also experienced in  soft commodities primarily from long coffee futures positions as  coffee  prices  declined sharply during  early  June  due  to forecasts  for  warmer  weather in  Brazil  and  ample  warehouse supplies.  Smaller losses of approximately 0.9% were incurred  in the  currency  markets primarily during July and  September  from short positions in the euro, and the Swiss franc as the value  of these  currencies reversed their previous downward  trend  versus the  U.S.  dollar amid bullish economic data out  of  Europe  and inflationary pressures in the U.S.  Total expenses for the period from March 1, 1999 (commencement of operations) to September  30,

1999  were  $783,249, resulting in net income of  $295,923.   The

value  of  a  Unit  increased  from  $10.00  at  March  1,   1999

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary  market risk category as of September  30,  2000  and

1999.  As of September 30, 2000 and 1999, the Partnership's total capitalization  was approximately $24 million  and  $23  million,

respectively.

    Primary Market        September 30, 2000   September 30, 1999
     Risk Category           Value at Risk       Value at Risk

     Currency                 (1.77)%                (1.62)%

     Interest Rate          (1.37)                   (0.79)

     Equity                     (0.88)               (0.86)

     Commodity                  (1.17)               (1.26)

     Aggregate Value at Risk    (2.71)%              (2.19)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The table above represents the VaR of the Partnership's open positions at September 30, 2000 and 1999 only and is not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.


Primary Market Risk Category        High      Low      Average

Currency                           (1.77)%   (0.92)%   (1.31)%

Interest Rate                      (1.37)    (0.61)    (1.02)

Equity                             (0.88)    (0.34)    (0.67)

Commodity                          (1.42)    (0.59)    (0.98)

Aggregate Value at Risk            (2.71)%   (1.71)%   (2.10)%


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

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above,  as well as the past performance of the Partnership,  give no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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

The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at September 30, 2000 and for the end of the four

quarterly   reporting  periods  from  October  1,  1999   through

September  30, 2000.  Since VaR is based on historical data,  VaR should  not  be viewed as predictive of the Partnership's  future financial  performance or its ability to manage or monitor  risk.

There can be no assurance that the Partnership's actual losses on a  particular day will not exceed the VaR amounts indicated above or  that  such losses will not occur more than 1 in  100  trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they may represent are immaterial.  At September  30,  2000 the  Partnership's cash balance at DWR was approximately  76%  of its total Net Asset Value. A decline in short-term interest rates will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 2000, by market sector.   It  may

be
anticipated  however,  that  these  market  exposures  will  vary materially over time.



Currency. The primary market exposure at September 30,  2000  was

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

2000, the Partnership's major exposures were in the euro currency crosses  and outright U.S. dollar positions.  Outright  positions

consist  of  the U.S. dollar vs. other currencies.   These  other

currencies include major and minor currencies.  Demeter does  not anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.



Interest  Rate. The second largest market exposure  at  September

30,  2000  was  in the interest rate complex.  The  Partnership's exposure in the interest rate market complex was primarily spread across the U.S., German and Japanese interest rate sectors.

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

Partnership for the foreseeable future.  The changes in  interest rates  that  have the most significant effect on the  Partnership are  changes in long-term, as opposed to short-term, rates.  Most of  the speculative futures positions held by the Partnership are

in  medium-  to  long-term  instruments.  Consequently,  even   a

material  change in short-term rates would have little effect  on the  Partnership, were the medium- to long- term rates to  remain steady.



Equity.   The primary equity exposure is to equity price risk  in

the  G-7  countries.   The  stock index  futures  traded  by  the

Partnership  are  by  law  limited to  futures  on  broadly-based

indices.   As  of  September 30, 2000, the Partnership's  primary

exposures were in the TOPIX (Japan), S&P 500 (U.S.) and Hang Seng

(China)  stock indices.  The Partnership is primarily exposed  to the  risk  of adverse price trends or static markets in the  U.S.

and Japanese indices.  Static markets would not cause major

market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.



Commodity

Energy.  On September 30, 2000, the Partnership's energy exposure was  shared primarily by futures contracts in the crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will remain high. Significant profits and losses, which have been

experienced  in  the  past,  are  expected  to  continue  to   be

experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Metals.   The Partnership's primary metals market exposure is  to

fluctuations in the price of gold.  Although the Trading  Advisor will  from time to time trade base metals such as zinc,  aluminum and  copper,  the  principal market exposures of the  Partnership have consistently been in gold.  Exposure was evident in the gold market as gold prices continued to be volatile during the
quarter.   Demeter anticipates that precious metals  will  remain

the primary metals market exposure for the Partnership.



Soft  Commodities and Agriculturals.     On September  30,  2000,

the  Partnership had exposure in the markets that comprise  these sectors.  Most of the exposure, however, was in the coffee,  corn

and  sugar  markets.   Supply  and  demand  inequalities,  severe

weather disruption and market expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  at  September 30,  2000  were  in  Hong  Kong dollars.  The Partnership controls the non-trading risk of  these balances by regularly converting these balances back into dollars upon liquidation of the respective position.



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



Through  September  30,  2000,  3,404,782.094  Units  were  sold,

leaving 5,595,217.906 Units unsold.  The aggregate price of the

Units sold through September 30, 2000 was $33,128,740.

Since  no expenses are chargeable against proceeds, 100%  of  the proceeds of the offering have been applied to the working capital of  the  Partnership  for  use in accordance  with  the  "Use  of

Proceeds" section of the prospectus included as part of the above referenced Registration Statement.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (A)  Exhibits

   3.01 Form of Amended and Restated Limited Partnership Agreement of the Partnership, dated as of October 31, 2000, is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

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

  10.04 International Foreign Exchange Master Agreement, dated as of November 6, 1998, between the Partnership and Carr Futures, Inc. is incorporated by reference to
          Exhibit 10.04 of the Partnership's Form 10-Q (File No. 0-25605) for the quarter ended March 31, 1999.
                             - 37 -
  10.05 Subscription and Exchange Agreement and Power of Attorney to be executed by each purchase of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated October 13, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

  10.06 Escrow Agreement, dated November 6, 1998, among the Partnership, Demeter Management Corporation, Dean Witter Reynolds Inc., and Chemical Bank is incorporated by reference in Exhibit 10.06 of the Partnership's Form 10-Q (File No. 0-25605) for the quarter ended March 31, 1999.


 10.07 Subscription Agreement Update Form is incorporated by reference to Exhibit C of the Partnership's Prospectus dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

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


                              Morgan Stanley Dean Witter Charter
                              Millburn L.P. (Registrant)

                              By: Demeter Management Corporation
                                  (General Partner)

November 14, 2000             By:/s/ Raymond E. Koch_____________
Raymond E. Koch
                                     Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.