Form 10-Q
period 2001-03-31
MORGAN STANLEY DEAN WITTER CHARTER MILLBURN LP
filed 2001-05-11
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2001


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition at March 31, 2001
 		(Unaudited) and December 31, 2000..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
		Quarters Ended March 31, 2001 and 2000
		(Unaudited)................................................4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 12-17

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................18-30

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 31

Item 2.	Changes in Securities and Use of Proceeds.......... 31-32

Item 6.	Exhibits and Reports on Form 8-K....................32-33







PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
	STATEMENTS OF FINANCIAL CONDITION


       	March 31,	     December 31,
                       2001       	    2000
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	29,593,656	25,080,303

	Net unrealized gain on open contracts (MS&Co.)	3,895,310	5,085,160
	Net unrealized gain (loss) on open contracts (MSIL)	35,725	(114,319)
	Net unrealized gain on open contracts (Carr)	            105  	        -        .

	Total net unrealized gain on open contracts 	   3,931,140	    4,970,841

	     Total Trading Equity	33,524,796	30,051,144

Subscriptions receivable	523,029	402,325
Interest receivable (Morgan Stanley DW)	     131,327 	      141,550

	     Total Assets	  34,179,152  	    30,595,019


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
	Redemptions payable	389,825	619,297
	Accrued brokerage fees (Morgan Stanley DW)	177,739	150,207
	Accrued management fees	      50,783	      42,916

	     Total Liabilities	   618,347	     812,420

Partners' Capital
	Limited Partners (2,959,895.516 and
	  2,833,265.854 Units, respectively)	33,190,693	 29,457,979
	General Partner (33,006.002 and
        31,221.881 Units, respectively)	       370,112	     324,620

	Total Partners' Capital	   33,560,805	 29,782,599

	Total Liabilities and Partners' Capital	   34,179,152	   30,595,019

NET ASSET VALUE PER UNIT	           11.21	           10.40

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


	     For the Quarters Ended March 31,

	      2001   	   2000
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	3,760,990	(251,122)
		Net change in unrealized	   (1,039,701)	    (758,188)

			Total Trading Results 	2,721,289	(1,009,310)

	Interest Income (Morgan Stanley DW)	     403,358	     306,428

			Total  	  3,124,647	      (702,882)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	528,493	420,203
	Management fees	    150,998	       120,058

			Total 	   679,491	     540,261


NET INCOME (LOSS) 	   2,445,156	    (1,243,143)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	2,419,664	(1,229,330)
	General Partner	25,492	(13,813)


NET INCOME (LOSS) PER UNIT

	Limited Partners	.81	(.46)
	General Partner	.81	(.46)







	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER MILLBURN  L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2001 and 2000
	(Unaudited)



	   Units of
 	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total



Partners' Capital,
  December 31, 1999                                 2,510,210.431   	$23,039,629	$264,091	$23,303,720

Offering of Units                                            499,371.865  	4,505,778	25,000	4,530,778

Net Loss	-       	(1,229,330)	(13,813)	(1,243,143)

Redemptions                                               (246,554.046) 	 (2,230,204)	        -      	  (2,230,204)

Partners' Capital,
	March 31, 2000                                      2,763,028.250	         $24,085,873  	$275,278  	   $24,361,151




Partners' Capital,
  December 31, 2000                                 2,864,487.735   	$29,457,979	$324,620	$29,782,599

Offering of Units                                            205,309.086  	2,140,970	20,000	2,160,970

Net Income	-       	2,419,664	25,492	2,445,156

Redemptions                                                (76,895.303)   	    (827,920)	        -      	     (827,920)

Partners' Capital,
	March 31, 2001                                      2,992,901.518	         $33,190,693  	$370,112  	   $33,560,805









The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



                                   	                       For the Quarters Ended March 31,

	      2001     	       2000
	$	    $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss):  	2,445,156	(1,243,143)
Noncash item included in net income (loss):
		Net change in unrealized	1,039,701	 758,188

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	10,223	(11,612)

Increase in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	27,532	14,148
		Accrued management fees	         7,867	          4,042

Net cash provided by (used for) operating activities	   3,530,479	    (478,377)


CASH FLOWS FROM FINANCING ACTIVITIES

	Offering of Units	2,160,970	4,530,778
  	Redemptions of Units    	(827,920)	         (2,230,204)
	Increase in subscriptions receivable	(120,704)	(1,366,883)
     Increase (decrease) in redemptions payable	    (229,472)	   1,075,074

Net cash provided by financing activities	     982,874	   2,008,765

Net increase in cash	4,513,353	1,530,388

Balance at beginning of period	  25,080,303	  21,677,769

Balance at end of period	  29,593,656	  23,208,157








	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Charter Millburn L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Morgan Stanley Dean Witter Charter Millburn L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures, forward and options contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Dean Witter Charter Series of funds, comprised of the Partnership, Morgan Stanley Dean Witter Charter Graham L.P., Morgan Stanley Dean Witter Charter Welton L.P. and Morgan Stanley Dean Witter Charter DWFCM L.P.

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc.

MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Prior to November 2000, Carr Futures Inc. ("Carr") provided clearing and execution services. Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. Millburn Ridgefield Corporation (the "Trading Advisor") is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. The Partnership pays brokerage fees to Morgan Stanley DW.

MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.  Financial Instruments
The Partnership trades futures, forward and options contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or option contracts, or other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gain on open contracts is reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and totaled $3,931,140 and $4,970,841 at March 31, 2001 and December 31, 2000, respectively.

Of the $3,931,140 net unrealized gain on open contracts at March
31, 2001, $1,654,721 related to exchange-traded futures contracts and $2,276,419 related to off-exchange-traded forward currency contracts.

MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Of the $4,970,841 net unrealized gain on open contracts at December 31, 2000, $2,734,201 related to exchange-traded futures contracts and $2,236,640 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through July 2001 and June 2001, respectively. Off-exchange-traded forward currency contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through June 2001 and March 2001, respectively.

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are

MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures contracts, which funds, in the aggregate, totaled $31,248,377 and $27,814,504 at March 31, 2001 and December
31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, or expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the quarters ended March 31, 2001 and 2000 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income of $3,124,647
and posted an increase in net asset value per Unit.   The most
significant gains of approximately 6.6% were recorded throughout a majority of the quarter primarily from short positions in the Japanese yen as the value of the yen weakened relative to the

U.S. dollar on concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Additional gains were recorded from short positions in the Thai baht and Singapore dollar as the value of these currencies declined relative to the U.S. dollar during March on concerns regarding the overall economic environment in the Pacific Rim. In global interest rate futures markets, gains of approximately 4.6% were recorded primarily during January from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve early in the month and the subsequent anticipation of an additional interest rate cut by the U.S. Federal Reserve later in January. Additional profits were recorded throughout the quarter from long positions in Japanese government bond futures as prices moved higher amid weak Japanese stock prices and disappointing economic data in that country. In global stock index futures markets, gains of approximately 1.3% were recorded primarily during March from short Hang Seng and DAX Index futures as stock prices trended lower on worries that a U.S. economic slowdown will ignite a global downturn. Smaller profits of approximately 0.9% were recorded primarily during March in the soft commodities markets from short sugar futures positions as sugar prices declined on concerns that an economic slowdown will negatively effect demand. These gains were partially offset by losses of approximately 3.2% recorded in the energy markets primarily from trading natural gas futures during

March as prices moved without consistent direction due to supply and demand concerns. Smaller losses were experienced during January from short futures positions in crude oil and its related products as prices increased amid cold weather forecasts, OPEC production cuts and a tightening in U.S. crude oil supplies. Total expenses for the three months ended March 31, 2001 were $679,491, resulting in net income of $2,445,156. The net asset value of a Unit increased from $10.40 at December 31, 2000 to $11.21 at March 31, 2001.

For the Quarter Ended March 31, 2000
For the quarter ended March 31, 2000, the Partnership recorded total trading losses, net of interest income of $702,882 and posted a decrease in net asset value per Unit. The most significant losses of approximately 4.4% were recorded in the global stock index futures markets from long futures positions in the Hang Seng Index as most global equity prices reversed lower in early January amid fears of interest rate hikes. During March, additional losses were recorded from long positions in Hang Seng and TOPIX Index futures as prices declined following trendless price movements within the U.S. and Japanese stock markets. In the agricultural markets, losses of approximately 1.1% were incurred primarily during February from long corn and wheat futures positions as prices declined as a result of insufficient demand and heavy rain in the U.S. production areas. In the global interest rate futures markets, losses of approximately 0.8% were experienced from short positions in Japanese government bond futures as the Japanese bond market experienced significant price volatility throughout February. During March, losses were recorded from long positions in Japanese government bond futures as prices moved lower on firmer than expected capital investment figures out of Japan and fears that the Bank of Japan would scrap its zero-rate policy earlier than expected. In soft commodities, losses of approximately 0.5% were recorded in early February from long cotton futures positions as prices declined amid short-covering by speculators and expectations for increased new crop plantings. These losses were partially offset by gains of approximately 2.9% recorded primarily during February in the energy markets from long positions in crude oil futures and its refined products as oil prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. Total expenses for the three months ended March 31, 2000 were $540,261, resulting in a net loss of $1,243,143. The net asset value of a Unit decreased from $9.28 at December 31, 1999 to $8.82 at March 31, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

Introduction
The Partnership is a commodity pool involved in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e. "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the
Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2001 and 2000. At
March 31, 2001 and 2000, the Partnership's total capitalization was approximately $34 million and $24 million, respectively.
		Primary Market          March 31, 2001	      March 31, 2000
     Risk Category	  	    Value at Risk	    Value at Risk

     Currency    	      (2.75)%			   (1.63)%
     Interest Rate	     (1.68)       		   (1.31)
Equity				  (0.39) 			   (0.70)
Commodity 		       (0.73) 			   (0.59)
    	Aggregate Value at Risk	  (3.53)%			   (2.22)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2000 through March 31, 2001.

Primary Market Risk Category		 High	 Low		Average

Currency				 		(2.75)%	(0.92)%	(1.80)%

Interest Rate					(2.27)	(0.61)	(1.48)

Equity						(0.88)	(0.34)	(0.51)

Commodity						(1.42)	(0.73)	(1.04)

Aggregate Value at Risk			(3.53)%	(1.77)%	(2.76)%


Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the

Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not usually found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value in response to market movements may differ from those of the VaR model;
?	Var results reflect past trading positions while future risk depends on future positions;

?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2001 and for the end of the four quarterly reporting periods from April 1, 2000 through March 31, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial. At March 31, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately 84% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at March 31, 2001 was in the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate. The second largest market exposure at March 31, 2001 was in the global interest rate sector. The Partnership's exposure to the interest rate market complex was primarily spread across the European and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy, and Canada.
Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates that have the most effect on the Partnership, are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium- to long-term rates to remain steady.

Equity. The primary equity exposure of the Partnership is to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. At March 31, 2001, the Partnership's primary exposures were to the Hang Seng (China), DAX (Germany), and NASDAQ (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity
Energy. At March 31, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in this market.

Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals. The Partnership's primary metals market exposure is to fluctuations in the price of gold. Although the Trading Advisor will from time to time trade base metals such as aluminum, the principal market exposures of the Partnership have consistently been to gold. Gold prices continued to be volatile during this quarter. Demeter anticipates that precious metals will remain the primary metals market exposure of the Partnership.

Soft Commodities and Agriculturals. At March 31, 2001, the Partnership had exposure to the markets that comprise these sectors, primarily to the sugar and cotton markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2001 were in euros, Japanese yen and Hong Kong dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of the respective position.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership's open positions in essential-ly the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversi-fication guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership registered 3,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on November 6, 1998 (SEC File Number 333-60103).

The Partnership registered an additional 6,000,000 Units pursuant to a new Registration Statement on Form S-1, which became effective on March 27, 2000 (SEC File Number 333-91569).

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are sold at monthly closings at a price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through March 31, 2001, 3,729,290.824 Units were sold, leaving
5,270,709.176 Units unsold. The aggregate price of the Units sold through March 31, 2001 was $36,388,189.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statement.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits
3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership, dated as of October 31, 2000, is
incorporated by reference to Exhibit A of the
Partnership's Prospectus, dated October 11, 2000, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on October 13, 2000.
3.02	Certificate of Limited Partnership, dated July 15, 1998,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File No. 333-91569) filed with the Securities and Exchange
Commission on September 22, 2000.
10.02	Management Agreement, dated as of November 6, 1998, among
the Partnership, Demeter Management Corporation, and
Millburn Ridgefield Corporation is incorporated by
reference to Exhibit 10.02 of the Partnership's
Registration Statement on Form S-1 (File No. 333-91569)
filed with the Securities and Exchange Commission on
September 22, 2000.
10.03	Subscription and Exchange Agreement and Power of Attorney
to be executed by each purchase of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

10.04	Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Dean Witter Charter Graham
L.P., Morgan Stanley Dean Witter Charter DWFCM L.P., Dean
Reynolds Inc. and The Chase Manhattan Bank is incorporated
by reference to Exhibit 10.04 of the Partnership's
Registration Statement on Form S-1 (File No. 333-91569)
filed with the Securities and Exchange Commission on March
30, 2001.
10.05	Form of Amended and Restated Customer Agreement among the
Partnership and Dean Witter Reynolds Inc., is incorporated
by reference to Exhibit 10.05 of the Partnership's
Registration Statement on Form S-1 (File No. 333-91569)
filed with the Securities and Exchange Commission on
September 22, 2000.
10.06	Form of Customer Agreement among the Partnership, Morgan
Stanley & Co., Inc., and Dean Witter Reynolds Inc., is
incorporated by reference to Exhibit 10.06 of the
Partnership's Registration Statement on Form S-1 (File No. 333-91569) filed with the Securities and Exchange
Commission on September 22, 2000.
10.07	Form of Customer Agreement among the Partnership, Morgan
Stanley & Co. International Limited, and Morgan Stanley &
Co., Inc., is incorporated by reference to Exhibit 10.07 of
the Partnership's Registration Statement on Form S-1 (File
No. 333-91569) filed with the Securities and Exchange
Commission on September 22, 2000.
10.08	Form of Foreign Exchange and Options Master Agreement among
the Partnership and Morgan Stanley & Co., Inc. is
incorporated by reference to Exhibit 10.08 of the
Partnership's Registration Statement on Form S-1 (File No. 333-91569) filed with the Securities and Exchange
Commission on September 22, 2000.
10.09	Subscription Agreement Update Form is incorporated by
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


      			Morgan Stanley Dean Witter Charter
                        	Millburn L.P. (Registrant)

	By:	Demeter Management Corporation
			(General Partner)

May 11, 2001	By:/s/ Raymond E. Koch_____________
				  Raymond E. Koch
                                		  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.