Form 10-Q
period 2001-06-30
MORGAN STANLEY DEAN WITTER CHARTER MILLBURN LP
filed 2001-08-14
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001 or

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

	June 30, 2001


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2001
 		(Unaudited) and December 31, 2000......................... 2

		Statements of Operations for the Quarters Ended
June 30, 2001 and 2000 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited).........................4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2001 and 2000 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited).........................6

		Notes to Financial Statements (Unaudited)...............7-12

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







PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
	STATEMENTS OF FINANCIAL CONDITION


	  June 30,	     December 31,
                       2001   	    2000
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	31,120,441	25,080,303

	Net unrealized gain on open contracts (MS & Co.)	597,915 	   5,085,160
	Net unrealized loss on open contracts (MSIL)	                                     (1,175)                          (114,319)

	Total net unrealized gain on open contracts                                      596,740	   4,970,841

	     Total Trading Equity	31,717,181	30,051,144

Subscriptions receivable	802,530	402,325
Interest receivable (Morgan Stanley DW)	        97,963 	      141,550

	     Total Assets	   32,617,674 	     30,595,019

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
	Redemptions payable	689,774	619,297
	Accrued brokerage fees (Morgan Stanley DW)	189,795	150,207
	Accrued management fees	        54,227	        42,916

	     Total Liabilities	      933,796	      812,420

Partners' Capital

	Limited Partners (3,039,740.063 and
	     2,833,265.854 Units, respectively)	31,343,544	 29,457,979
	General Partner (33,006.002 and
          31,221.881 Units, respectively)	      340,334	       324,620

	     Total Partners' Capital	   31,683,878	   29,782,599

Total Liabilities and Partners' Capital	    32,617,674	     30,595,019

NET ASSET VALUE PER UNIT	             10.31	              10.40

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


	     For the Quarters Ended June 30,

	     2001   	   2000
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	1,035,646	(731,761)
		Net change in unrealized                                                    (3,334,400)	   (595,866)

			Total Trading Results                                                       (2,298,754)	(1,327,627)

	Interest income (Morgan Stanley DW)	       315,066	       339,053

			Total                                                                                 (1,983,688)	    (988,574)


EXPENSES

	Brokerage fees (Morgan Stanley DW)                                           	 570,158                   430,989
	Management fees                                                                            162,903                   123,140

Total                                                                            733,061                   554,129

NET LOSS	   (2,716,749)	   (1,542,703)


NET LOSS ALLOCATION

	Limited Partners                                                                        (2,686,971)		(1,525,718)
	General Partner                                                                              (29,778)		(16,985)


NET LOSS PER UNIT

	Limited Partners                                                                                  (0.90)	(0.55)
	General Partner                                                                                   (0.90)	(0.55)





	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





                                                                  For the Six Months Ended June 30,

	      2001     	       2000
	$	    $

REVENUES
	Trading profit (loss):
		Realized 	4,796,636		(982,883)
 	 	Net change in unrealized                                                  (4,374,101)		   (1,354,054)

			Total Trading Results 	422,535		(2,336,937)

	Interest income (Morgan Stanley DW) 	       718,424	                      645,481

			Total  	    1,140,959		  (1,691,456)


EXPENSES

	Brokerage fees (Morgan Stanley DW) 	                                      1,098,651                     851,192
	Management fees	      313,901	                      243,198

			Total  	   1,412,552	                   1,094,390

NET LOSS                                                                                       (271,593)		    (2,785,846)


NET LOSS ALLOCATION

	Limited Partners                                                                           (267,307)		(2,755,048)
	General Partner                                                                                (4,286)	(30,798)


NET LOSS PER UNIT

	Limited Partners                                                                                 (0.09)		(1.01)
	General Partner                                                                                  (0.09)		(1.01)





	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER MILLBURN  L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2001 and 2000
	(Unaudited)



	  Units of
	Partnership	Limited	General
    	 Interest   	Partners	Partner	Total
		$	$	$

	Partners' Capital,
  December 31, 1999	2,510,210.431		23,039,629 	         	264,091	 	23,303,720

Offering of Units	  732,745.200		6,519,656		25,000		6,544,656

Net Loss                                                                     -			(2,755,048)		(30,798)		(2,785,846)

Redemptions	  (372,079.274)		  (3,312,292)		_____-___		  (3,312,292)

Partners' Capital,
	June 30, 2000	2,870,876.357 	     	   23,491,945  	    258,293 		   23,750,238





Partners' Capital,
  December 31, 2000	2,864,487.735		29,457,979 	         	324,620	 	29,782,599

Offering of Units	  454,825.119		4,757,917		20,000		4,777,917

Net Loss                                                                     -			(267,307)		(4,286)		(271,593)

Redemptions	  (246,566.789)		  (2,605,045)		_____-___		  (2,605,045)

Partners' Capital,
	June 30, 2001	  3,072,746.065 	     	   31,343,544  	    340,334 		   31,683,878












The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



                                                                   For the Six Months Ended June 30,


	      2001     	       2000
	$	    $


CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	                                                                                            (271,593)	(2,785,846)
Noncash item included in net loss:
		Net change in unrealized	4,374,101	1,354,054

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	43,587	(16,480)

Increase in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)                       	39,588                      14,617
		Accrued management fees                                                      11,311                        4,176

Net cash provided by (used for) operating activities	   4,196,994	  (1,429,479)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	4,777,917	6,544,656
(Increase) decrease in subscriptions receivable                               (400,205)	    421,662
Increase in redemptions payable 	70,477	                   124,562
Redemptions of Units                         (2,605,045)           	     (3,312,292)

Net cash provided by financing activities	    1,843,144	   3,778,588

Net increase in cash	6,040,138	2,349,109

Balance at beginning of period	  25,080,303	  21,677,769

Balance at end of period	   31,120,441	   24,026,878




	The accompanying notes are an integral part of these financial statements.



MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(UNAUDITED)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Charter Millburn L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Morgan Stanley Dean Witter Charter Millburn L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts, on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Dean Witter Charter Series of funds, comprised of the Partnership, Morgan Stanley Dean Witter Charter Graham L.P., Morgan Stanley Dean Witter Charter Welton L.P. and Morgan Stanley Dean Witter Charter DWFCM L.P.

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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts and forward contracts, on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products.

MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Generally derivatives include futures, forward, swaps or options contracts, or other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains on open contracts, reported as a
component of "Equity in futures interests trading accounts" on the statements of financial condition and their longest contract maturities were as follows:
                    Net Unrealized Gains on Open
                             Contracts                   Longest Maturity

   	            Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
                   Traded      Traded       Total       Traded      Traded
Date              Contracts   Contracts   Contracts    Contracts   Contracts
                       $           $		    $

June 30, 2001        749,676    (152,936)    596,740    Dec. 2001   Sept. 2001

December 31, 2000  2,734,201   2,236,640   4,970,841    June 2001   March 2001

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets.

MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $31,870,117 and $27,814,504 at June 30, 2001 and December 31, 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially

MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

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

Results of Operations
General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $1,983,688 and posted a decrease in net asset value per Unit. The most significant losses of approximately 4.5% were recorded in the global interest rate futures markets primarily during June from short positions in U.S. interest rate futures as prices rallied on the possibility that the release of weak U.S. economic data would prompt the U.S. Federal Reserve to cut interest rates at its Federal Open Market Committee meeting in late June. Long positions in this market experienced losses during April as U.S. bond prices reversed sharply lower following a rally in stock prices as investors deserted risk-free government securities in an asset shift to equities. Additional losses were recorded during June from short positions in German interest rate futures as prices increased on the decline in U.S. equity prices and during April from long positions as prices reversed sharply lower on reports of the European Central Bank's decision to leave interest rates on hold. Additional losses of approximately 1.4% were recorded in the global stock index futures markets primarily during early June from long positions in DAX Index futures as prices declined on earnings warnings and weak economic data in the U.S. and Germany. Smaller losses of approximately 0.8% were recorded in the currency markets primarily during April from short positions in the Japanese yen as the value of the yen reversed higher versus the U.S. dollar following a surprise interest rate cut by the U.S. Federal Reserve and on optimism that the Japanese government would unveil an emergency economic package to revive the ailing Japanese economy. A portion of overall Partnership losses for the quarter was offset by gains of approximately 1.0% recorded in the energy markets primarily during May and June from short positions in natural gas futures as prices declined on continued concerns regarding rising U.S. natural gas inventories and mild weather across the United States. Long positions in unleaded gas futures also profited during April and early June as prices increased on concerns over gasoline supply and growing expectations for a possible fuel shortage during the peak summer driving season. Total expenses for the three months ended June 30, 2001 were $733,061, resulting in a net loss of $2,716,749. The net asset value of a Unit decreased from $11.21 at March 31, 2001 to $10.31 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income, of $1,140,959 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 2.3% were recorded in the energy markets primarily during early April from short positions in crude oil futures as prices moved higher on supply concerns amid refinery production problems. Long positions in gas and heating oil futures experienced losses during late June as prices declined on reports of an increase in supplies. Smaller losses of approximately 0.8% were recorded in the metals markets primarily during March from trading gold futures as prices moved without consistent direction. These losses were partially offset by gains of approximately 5.7% recorded in the currency markets throughout the first quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's ("BOJ") decision to reinstate its zero interest rate policy. Short positions in the euro also experienced gains primarily during May as its value weakened relative to the U.S. dollar following reports of weak European economic data. Additional gains were recorded from short positions in the Thai baht and Singapore dollar as the value of these currencies declined relative to the U.S. dollar during March on concerns regarding the overall economic environment in the Pacific Rim.
In the soft commodities markets, gains of approximately 0.3% were recorded throughout the first quarter from short cotton futures positions as prices moved lower on weak export sales and low demand. Total expenses for the six months ended June 30, 2001 were $1,412,552, resulting in a net loss of $271,593. The net asset value of a Unit decreased from $10.40 at December 31, 2000 to $10.31 at June 30, 2001.

For the Quarter and Six Months Ended June 30, 2000
For the quarter ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $988,574 and posted a decrease in net asset value per Unit. The most significant losses of approximately 6.3% were recorded in the currency markets primarily during April from long positions in the Japanese yen as the value of the yen weakened versus the U.S. dollar amid fears of additional BOJ intervention. During May and June, losses were recorded from short positions in the Japanese yen as its value reversed higher versus the U.S. dollar following hints by BOJ governor Hayami of the possible end of the zero interest rate policy in Japan. The U.S. dollar weakened further versus the yen during June due primarily to the perception that interest rates in the U.S. may have topped out. In the global interest rate futures markets, losses of approximately 4.6% were experienced primarily during April and early May from long positions in U.S. interest rate futures as prices declined amid fears of additional interest rate hikes by the U.S. Federal Reserve. Newly established short positions incurred additional losses later in May and during June as prices moved higher amid signs that U.S. economic growth has slowed and the prospects of additional interest rate hikes by the Federal Reserve were fading. In the metals markets, losses of approximately 1.3% were recorded primarily during June from short aluminum futures positions as prices reversed sharply higher at mid-month on institutional buying and fears that U.S. capacity could be hit further by power shortages. In the global stock index futures markets, losses of approximately 0.8% were incurred primarily during April and June from trading Hang Seng Index futures.
These losses were partially offset by gains of approximately 6.7% recorded in the energy markets primarily during May and June from long futures positions in crude oil and its related products as the previous upward movement in oil prices re-emerged amid rising concerns regarding supplies and production levels. Additional gains were recorded during May from long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remain low. In the soft commodities markets, profits of approximately 1.3% were recorded throughout a majority of the quarter from long sugar futures positions as prices moved higher due to strong demand and declining production from Brazil. Total expenses for the three months ended June 30, 2000 were $554,129, resulting in a net loss of $1,542,703. The net asset value of a Unit decreased from $8.82 at March 31, 2000 to $8.27 at June 30, 2000.

For the six months ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $1,691,456 and posted a decrease in net asset value per Unit. The most significant losses of approximately 6.6% were recorded in the currency markets primarily during April from long positions in the Japanese yen as the value of the yen weakened versus the U.S. dollar amid fears of additional BOJ intervention. During May and June, losses were recorded from short positions in the Japanese yen as its value reversed higher versus the U.S. dollar following hints by BOJ governor Hayami of the possible end of the zero interest rate policy in Japan. The U.S. dollar weakened further versus the yen during June due primarily to the perception that interest rates in the U.S. may have topped out as data suggested that economic growth may finally be slowing. In the global interest rate futures markets, losses of approximately 5.3% were experienced primarily during April and early May from long positions in U.S. interest rate futures as prices declined amid fears of additional interest rate hikes by the U.S. Federal Reserve. Newly established short positions incurred additional losses later in May and during June as prices moved higher amid signs that U.S. economic growth has slowed and the prospects of additional interest rate hikes by the Federal Reserve were fading. In the global stock index futures markets, losses of approximately 4.9% were recorded primarily from long futures positions in the Hang Seng Index as most global equity prices reversed lower earlier in January amid fears of interest rate hikes. During March and June, additional losses were recorded from trading Hang Seng and TOPIX Index futures due to trendless price movements within most of the world's stock markets. In the agricultural markets, losses of approximately 1.7% were incurred primarily during February, May and June from long corn and wheat futures positions as prices declined as a result of insufficient demand and heavy rain in the U.S. production areas. These losses were partially offset by gains of approximately 9.4% recorded primarily during February in the energy markets from long positions in crude oil futures and its refined products as oil prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles and increasing demand. Gains were also recorded during May and June from long futures positions in crude oil as the previous upward movement in oil prices re-emerged amid rising concerns regarding supplies and production levels. Additional gains were recorded during May from long positions in natural gas futures as prices continued their upward trend, as data released by the American Gas Association further confirmed fears that inventory levels remain low. In the soft commodities markets, profits of approximately 0.8% were recorded primarily during May and June from long sugar futures positions as prices moved higher due to strong demand and declining production in Brazil. Total expenses for the six months ended June 30, 2000 were $1,094,390, resulting in a net loss of $2,785,846. The net asset value of a Unit decreased from $9.28 at December 31, 1999 to $8.27 at June 30, 2000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category as of June 30, 2001 and 2000. At June 30, 2001 and 2000, the Partnership's total capitalization was approximately $32 million and $24 million, respectively.

		Primary Market           June 30, 2001	       June 30, 2000
     Risk Category	  	    Value at Risk	    Value at Risk

     Currency    	      (3.16)%			   (0.92)%
     Interest Rate	     (1.11)  			   (0.61)
Equity				  (0.25)			   (0.34)
Commodity 		 	  (1.65)			   (1.42)
    	Aggregate Value at Risk	  (3.71)%			   (1.77)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at June 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2000 through June 30, 2001.

Primary Market Risk Category		 High	 Low		Average

Currency				 		(3.16)%	(1.76)%	(2.36)%

Interest Rate					(2.27)	(1.11)	(1.61)

Equity						(0.88)	(0.25)	(0.49)

Commodity						(1.65)	(0.73)	(1.10)

Aggregate Value at Risk			(3.71)%	(2.71)%	(3.25)%


Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total
capitalization of the Partnership.  The value of the
Partnership's open positions thus creates a "risk of ruin" not usually found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk
measures should be viewed in light of the methodology's
limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	Var results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2001 and for the end of the four quarterly reporting periods from July 1, 2000 through June 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 92% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2001 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. For the second quarter of 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate. The Partnership's exposure to the interest rate market complex at June 30, 2001 was primarily spread across the European, Japanese and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium to long-term rates to remain steady.

Equity.	The primary equity exposure at June 30, 2001 was to
equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2001, the Partnership's primary exposures were to the TOPIX (Japan), Hang Seng (China) and DAX (Germany) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.
Commodity
Energy. At June 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals.  At June 30, 2001, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, coffee and cotton markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Metals.	The Partnership's primary metals market exposure
at June 30, 2001 was to fluctuations in the price of gold.

Although the Trading Advisor will from time to time trade base metals such as aluminum, the principal market exposures of the Partnership have consistently been to gold. Gold prices continued to be volatile during the quarter. Demeter anticipates that precious metals will remain the primary metals market exposure of the Partnership.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2001:

Foreign Currency Balances.	The Partnership's primary
foreign currency balances at June 30, 2001 were in euros and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of their corresponding positions.


Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversi-fication guidelines, often set in terms of the maximum margin to
- 34 -
be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

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

Through June 30, 2001, 3,978,806.857 Units were sold, leaving
5,021,193.143 Units unsold. The aggregate price of the Units sold through June 30, 2001 was $39,005,136.

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
			(General Partner)

August 14, 2001                By:/s/Raymond E. Koch
                                     Raymond E. Koch
                                     Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.