Form 10-Q
period 2001-09-30
MORGAN STANLEY DEAN WITTER CHARTER MILLBURN LP
filed 2001-11-13
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ________________to_____________

Commission File number 0-25605

	MORGAN STANLEY CHARTER MILLBURN L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-4018065
(State or other jurisdiction of			  (I.R.S. Employer
incorporation or organization)				 Identification No.)


Demeter Management Corporation
c/o Morgan Stanley Trust Company
Attention:  Managed Futures, 7th Fl.,
Harborside Financial Center Plaza Two
Jersey City, NJ  	  			    			07311-3977
(Address of principal executive offices)	  	     (Zip Code)


Registrant's telephone number, including area code (201) 876-4647


Morgan Stanley Dean Witter Charter Millburn L.P.
Two World Trade Center, 62nd Fl. New York, NY 10048

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

	September 30, 2001


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30,
		2001 (Unaudited) and December 31, 2000.................... 2

		Statements of Operations for the Quarters Ended
September 30, 2001 and 2000 (Unaudited)....................3

		Statements of Operations for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)....................4

		Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2001 and 2000 (Unaudited)..5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)....................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ........................................22-34

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................35

Item 2.	Change in Securities and Use of Proceeds............35-36

Item 6.	Exhibits and Reports on Form 8-K....................36-38







PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	     December 31,
                   2001        	                2000
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	30,172,473	25,080,303

	Net unrealized gain (loss) on open contracts (MS & Co.)	               (206,498) 	   5,085,160
	Net unrealized gain (loss) on open contracts (MSIL)	     171,519	    (114,319)

	Total net unrealized gain (loss) on open contracts	                            (34,979)	   4,970,841

	     Total Trading Equity	30,137,494	30,051,144

Subscriptions receivable	379,339	402,325
Interest receivable (Morgan Stanley DW)	       81,179 	      141,550

	     Total Assets	  30,598,012 	     30,595,019

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
	Redemptions payable	298,538	619,297
	Accrued brokerage fees (Morgan Stanley DW)	181,147	150,207
	Accrued management fees	      51,756	        42,916

	     Total Liabilities	    531,441	      812,420

Partners' Capital

	Limited Partners (3,101,956.007 and
	     2,833,265.854 Units, respectively)	29,750,019	 29,457,979
	General Partner (33,006.002 and
          31,221.881 Units, respectively)	      316,552	       324,620

	Total Partners' Capital	   30,066,571	   29,782,599

Total Liabilities and Partners' Capital	     30,598,012	     30,595,019

NET ASSET VALUE PER UNIT	               9.59	              10.40

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


	     For the Quarters Ended September 30,

	      2001   	   2000
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	(1,162,582)	                      (31,198)
		Net change in unrealized	    (631,719)	      21,379

			Total Trading Results 	(1,794,301)	                       (9,819)

	Interest Income (Morgan Stanley DW)                                          263,654		     372,081

			Total  	   (1,530,647)	    362,262


EXPENSES

	Brokerage fees (Morgan Stanley DW)                                          540,760		416,796
	Management fees                                                                          154,502		     119,084

			Total                                                                                    695,262		       535,880


NET LOSS	  (2,225,909)	   (173,618)

NET LOSS ALLOCATION

	Limited Partners	(2,202,127)	(171,691)
	General Partner	(23,782)	(1,927)


NET LOSS PER UNIT

	Limited Partners	(0.72)	(.06)
	General Partner	(0.72)	(.06)






	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





                                                For the Nine Months Ended September 30,

	      2001     	       2000
	$    	    $

REVENUES
	Trading profit (loss):
		Realized                                                                            3,634,054			                (1,014,081)
 	 	Net change in unrealized	   (5,005,820)		                (1,332,675)

			Total Trading Results                                                   (1,371,766)		                (2,346,756)

	Interest income (Morgan Stanley DW)                                        982,078 			    1,017,562

			Total  	     (389,688)		  (1,329,194)


EXPENSES

	Brokerage fees (Morgan Stanley DW)                                     1,639,411 			1,267,988
	Management fees                           468,403		                 	     362,282

			Total                                                                               2,107,814  		     1,630,270

NET LOSS 	  (2,497,502)		     (2,959,464)


NET LOSS ALLOCATION

	Limited Partners	(2,469,434)		                (2,926,739)
	General Partner	(28,068)		                     (32,725)


NET LOSS PER UNIT

	Limited Partners	(0.81)		(1.07)
	General Partner	(0.81)		(1.07)



	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY DEAN WITTER CHARTER MILLBURN  L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2001 and 2000
	(Unaudited)



	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

  <s>	<c	>	<c>		<c>		<c>
Partners' Capital,
   December 31, 1999	2,510,210.431		23,039,629 	         	264,091	 	          23,303,720

Offering of Units	  872,767.609		7,675,004		25,000		7,700,004

Net Loss                                                   -	    (2,926,739)	           (32,725)	            (2,959,464)

Redemptions	       (505,843.582)	        (4,419,844)	                  -			            (4,419,844)

Partners' Capital,
	September 30, 2000	2,877,134.458 	     	   23,368,050  		    256,366 		   23,624,416





Partners' Capital,
   December 31, 2000	2,864,487.735		29,457,979 	         	324,620	 	         29,782,599

Offering of Units	  607,600.950		6,247,721		20,000	              6,267,721

Net Loss                              -	       (2,469,434)	           (28,068)		           (2,497,502)

Redemptions                      (337,126.676)	        (3,486,247)	                  -		           (3,486,247)

Partners' Capital,
	September 30, 2001	  3,134,962.009 	     	   29,750,019  		    316,552 		  30,066,571







The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)



                                           For the Nine Months Ended September 30,

	      2001     	           2000
	$	 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss:                                     (2,497,502)	               (2,959,464)
Noncash item included in net loss:
		Net change in unrealized	5,005,820	1,332,675

	(Increase) decrease  in operating assets:
		Interest receivable (Morgan Stanley DW)	60,371	(32,313)

	Increase in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	30,940	11,548
		Accrued management fees	       8,840	       3,300

	Net cash provided by (used for) operating activities	  2,608,469	  (1,644,254)


CASH FLOWS FROM FINANCING ACTIVITIES

	Offering of Units	6,267,721	7,700,004
	Decrease in subscriptions receivable	22,986	    654,449
	Increase (decrease) in redemptions payable	                               (320,759)	    102,603
	Redemptions of Units  	                                                               (3,486,247)               (4,419,844)

	Net cash provided by financing activities	   2,483,701	    4,037,212

	Net increase in cash	5,092,170	2,392,958

	Balance at beginning of period	   25,080,303	  21,677,769

	Balance at end of period	   30,172,473	   24,070,727





	The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Dean Witter Charter Millburn L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Morgan Stanley Dean Witter Charter Millburn L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Dean Witter Charter Series of funds, comprised of the Partnership, Morgan Stanley Dean Witter Charter Graham L.P., Morgan Stanley Dean Witter Charter Welton L.P. and Morgan Stanley Dean Witter Charter DWFCM L.P.

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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts and forwards contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and their longest contract maturities were as follows:

                     Net Unrealized Gains (Losses)
                           on Open Contracts           Longest Maturities


 	            Exchange-  Off-Exchange-           Exchange-   Off-Exchange-
                   Traded     Traded        Total      Traded      Traded
Date              Contracts  Contracts    Contracts   Contracts   Contracts
                  $          $           $

Sept. 30, 2001   1,696,049  (1,731,028)    (34,979)  March 2002  Dec. 2001

Dec. 31, 2000    2,734,201   2,236,640   4,970,841   June 2001   March 2001

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

MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co. and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $31,868,522 and $27,814,504 at September 30, 2001 and December 31, 2000,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded

MORGAN STANLEY DEAN WITTER CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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

Results of Operations
General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading losses, net of interest income, of $1,530,647 and posted a decrease in net asset value per Unit. The most significant losses of approximately 9.5% were recorded primarily during August in the energy markets from short positions in crude oil and unleaded gas futures as prices rose as a result of declining inventories and growing tensions in the

Middle East. Additional losses in these same markets were recorded during September from long futures positions as oil prices reversed lower due to near-term concerns over the effects of a global economic slowdown on oil demand. In the currency markets, losses of approximately 6.6% were recorded primarily during September from long positions in the euro as its value relative to the British pound reversed lower. Additional currency losses were experienced during late September from previously established long positions in the Japanese yen as its value relative to the U.S. dollar reversed lower following surprise interventions by the Bank of Japan. These losses were partially offset by gains of approximately 5.8% recorded throughout a majority of the quarter in the global stock index futures markets from short positions in Hang Seng and DAX Index futures as equity prices moved sharply lower on corporate profit warnings and amid worries regarding global economic uncertainty. In the global interest rate futures markets, profits of approximately 3.8% were recorded primarily during August and September from long positions in short-term U.S. interest rate futures as prices trended higher following interest rate cuts by the U.S. Federal Reserve and as investors sought the safe-haven of shorter maturity fixed income investments. Additional gains were recorded from long positions in U.S. 5- and 10-year Treasury note futures as prices in these markets also trended higher. Smaller gains of approximately 1.7% were recorded in the metals markets primarily during July and September from short futures positions in aluminum as base metals prices trended lower as a result of increased supplies and weak demand in light of the ailing economy. Total expenses for the three months ended September 30, 2001 were $695,262, resulting in a net loss of $2,225,909. The net asset value of a Unit decreased from $10.31 at June 30, 2001 to $9.59 at September 30, 2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading losses, net of interest income, of $389,688 and posted a decrease in net asset value per Unit. The most significant losses of approximately 11.6% were recorded in the energy markets primarily during early April from short positions in crude oil futures as prices moved higher on supply concerns amid refinery production problems, and during August from short futures positions as prices rose as a result of declining inventories and growing tensions in the Middle East. In the currency markets, losses of approximately 1.3% were experienced primarily during September from long positions in the euro as its value relative to the British pound reversed lower. Smaller currency losses were recorded from transactions involving the British pound relative to the Japanese yen. These losses were partially offset by gains of approximately 5.7% recorded throughout a majority of the third quarter in the global stock index futures markets from short positions in Hang Seng and DAX Index futures as equity prices moved sharply lower on corporate profit warnings and amid worries regarding global economic uncertainty. Additional gains of approximately 3.7% were recorded in the global interest rate futures markets primarily during August and September from long positions in short-term U.S. interest rate futures as prices trended higher following interest rate cuts by the U.S. Federal Reserve and as investors sought the safe-haven of shorter maturity fixed income investments. Total expenses for the nine months ended September 30, 2001 were $2,107,814, resulting in a net loss of $2,497,502.
The net asset value of a Unit decreased from $10.40 at December 31, 2000 to $9.59 at September 30, 2001.

For the Quarter and Nine Months Ended September 30, 2000
For the quarter ended September 30, 2000, the Partnership recorded total trading revenues, including interest income, of $362,262 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 1.2% were recorded in the metals markets throughout a majority of the quarter from long positions in zinc and aluminum futures as prices decreased on technical factors. In the global interest rate futures markets, losses of approximately 0.3% were experienced primarily during July and September from short positions in German interest rate futures as prices increased on benign economic data, volatility in the equity markets and concerted intervention in the foreign exchange markets. In the agricultural markets, losses of approximately 0.2% were incurred primarily during early July from long wheat futures positions as prices moved lower amid beneficial U.S. crop weather. A portion of the Partnership's overall losses was partially offset by gains of approximately 0.6% recorded in the global stock index futures markets primarily during July from short positions in Topix Index futures as Japanese stock prices declined. In the soft commodities markets, profits of approximately 0.5% were recorded primarily during July from long sugar futures positions as prices increased on forecasts that the world surplus will shrink with smaller crops in 2000-2001. In the energy markets, gains of approximately 0.4% were recorded primarily during August and September from long positions in natural gas futures as prices moved higher amid supply and storage concerns. Additional gains were recorded during August from long positions in crude oil futures and its related products as prices increased as ongoing supply concerns outweighed signals from Saudi Arabia that it would seek a suitable production increase to ease the crunch. In the currency markets, gains of approximately 0.1% were produced primarily during August and early September from short positions in the euro as its value weakened versus the U.S. dollar and other major currencies amid dampened optimism for continued economic growth in Europe. Offsetting currency losses recorded primarily during August from short positions in the Japanese yen as its value strengthened versus the U.S. dollar following comments by a senior Japanese official stating that the Bank of Japan could raise interest rates again by year-end. Total expenses for the three months ended September 30, 2000 were $535,880, resulting in a net loss of $173,618. The net asset value of a Unit decreased from $8.27 at June 30, 2000 to $8.21 at September 30, 2000.

For the nine months ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $1,329,194 and posted a decrease in net asset value per Unit. The most significant losses of approximately 6.6% were recorded in the currency markets primarily during April from long positions in the Japanese yen as the value of the yen weakened versus the U.S. dollar amid fears of additional Bank of Japan intervention. During May and June, losses were recorded from short positions in the Japanese yen as its value reversed higher versus the U.S. dollar following hints by Bank of Japan governor Hayami of the possible end of the zero interest rate policy in Japan. The U.S. dollar weakened further versus the yen during June due primarily to the perception that interest rates in the U.S. may have topped out. During August, additional losses were incurred from short positions in the Japanese yen following comments by a senior Japanese official stating that the Bank of Japan could raise interest rates again by year-end. In the global interest rate futures markets, losses of approximately 5.6% were experienced primarily during July and September from short positions in German interest rate futures as prices increased on benign economic data, volatility in the equity markets and concerted intervention in the foreign exchange markets. In the global stock index futures markets, losses of approximately 4.4% were recorded primarily from long futures positions in the Hang Seng Index as most global equity prices reversed lower in early January amid fears of interest rate hikes. During March and June, additional losses were recorded from trading Hang Seng and TOPIX Index futures due to trendless price movement within most of the world's stock markets. In the metals markets, losses of approximately 2.7% were experienced throughout a majority of the third quarter from long positions in zinc and aluminum futures as prices decreased on technical factors. In the agricultural markets, losses of approximately 2.0% were incurred primarily during February, May, June and early July from long wheat futures positions as prices declined as a result of insufficient demand and heavy rain in the U.S. production areas. A portion of the Partnership's overall losses was offset by gains of approximately 9.9% recorded in the energy markets primarily during February, May, June and August from long positions in crude oil futures and its refined products as oil prices increased on concerns about future output levels from the world's leading producer countries amid dwindling stockpiles, increasing demand and rising concerns regarding supplies and production levels. Additional gains were recorded during May, August and September from long positions in natural gas futures as prices trended higher on supply and storage concerns. In the soft commodities markets, profits of approximately 1.3% were recorded primarily during May, June and July from long sugar futures positions as prices moved higher due to strong demand, declining production from Brazil and decreasing global supplies. Total expenses for the nine months ended September 30, 2000 were $1,630,270, resulting in a net loss of $2,959,464. The net asset value of a Unit decreased from $9.28 at December 31, 1999 to $8.21 at September 30, 2000.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2001 and 2000. At September 30, 2001 and 2000, the Partnership's total capitalization was approximately $30 million and $24 million, respectively.

		Primary Market        September 30, 2001	   September 30, 2000
     Risk Category	  	    Value at Risk	    Value at Risk

     Currency    	      (2.74)%			   (1.77)%
     Interest Rate	      (1.58)  	 		   (1.37)
Equity				  (0.47)			   (0.88)
Commodity 		       (0.83)			   (1.17)
    	Aggregate Value at Risk	  (3.33)%			   (2.71)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at September 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October
1, 2000 through September 30, 2001.

Primary Market Risk Category		 High	 Low		Average

Currency				 		(3.16)%	(1.76)%	(2.60)%

Interest Rate					(2.27)	(1.11)	(1.66)

Equity						(0.47)	(0.25)	(0.39)

Commodity						(1.65)	(0.73)	(1.01)

Aggregate Value at Risk			(3.71)%	(3.03)%	(3.40)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2001 and for the end of the four quarterly reporting periods from October 1, 2000 through September 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately 98% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at September 30, 2001 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2001, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions.

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

Interest Rate. At September 30, 2001, the Partnership's exposure to the interest rate market complex was primarily spread across the U.S., German and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments.

Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The primary equity exposure at September 30, 2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2001, the Partnership's primary exposures were to the Hang Seng (China), TOPIX (Taiwan) and DAX (Germany) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Soft Commodities and Agriculturals. At September 30, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, coffee and cotton markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Energy. At September 30, 2001, the Partnership's energy exposure was primarily to futures contracts in the natural gas markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals. The Partnership's metals exposure at September 30, 2001 was to fluctuations in the price of precious metals such as gold, and base metals such as aluminum. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading Advisor has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2001 were in euros and Hong Kong dollars. The Partnership controls the non-trading risk of these balances by regularly converting them back into U. S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-Q for the quarter ended June 30, 2001.

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

Through September 30, 2001, 4,131,582.688 Units were sold, leaving 4,868,417.312 Units unsold. The aggregate price of the Units sold through September 30, 2001 was $40,494,940.

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
of the Partnership, dated as of October 31, 2000, is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.
3.02 Certificate of Limited Partnership, dated July 15, 1998, is incorporated by reference to Exhibit 3.02 of the Partnership's Registration Statement on Form S-1 (File No.
333-60115) filed with the Securities and Exchange
Commission on July 28, 1998.
3.03 Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name from Morgan Stanley Dean Witter Millburn L.P.) is incorporated by reference to the Partnership's Form 8-K
(File No. 0-25605) filed with the Securities and Exchange
Commission on November 6, 2001.
10.02 Management Agreement, dated as of November 6, 1998, among the Partnership, Demeter Management Corporation, and
Millburn Ridgefield Corporation is incorporated by reference to Exhibit 10.02 of the Partnership's Quarterly
Report on Form 10-Q (File No. 333-91569) filed with the
Securities and Exchange Commission on May 17, 1999.

10.03 Subscription and Exchange Agreement and Power of Attorney
to be executed by each purchase of Units is incorporated
by reference to Exhibit B of the Partnership's Prospectus
dated October 11, 2000, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on October 13, 2000.
10.04	Amended and Restated Escrow Agreement among the
Partnership, Morgan Stanley Charter Graham L.P., Morgan
Stanley Charter DWFCM L.P., Morgan Stanley DW and The
Chase Bank is incorporated by reference to Exhibit 10.04
of the Partnership's Registration Statement on Form S-1
(File No. 333-91563) filed with the Securities and
Exchange Commission on March 30, 2001.
10.05	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of
November 13, 2000 is incorporated by reference to Exhibit
10.01 of the Partnership's Form 8-K (File No. 0-25605)
filed with the Securities and Exchange Commission on
November 6, 2001.
10.06	Commodity Futures Customer Agreement between Morgan Stanley
& Co. Incorporated and the Partnership, and acknowledged
and agreed to by Morgan Stanley DW Inc., dated as of
November 6, 2000, is incorporated by reference to Exhibit
10.02 of the Partnership's Form 8-K (File No. 0-25605)
filed with the Securities and Exchange Commission on
November 6, 2001.
10.07	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of November
6, 2000, is incorporated by reference to Exhibit 10.04 of
the Partnership's Form 8-K (File No. 0-25605) filed with
the Securities and Exchange Commission on November 6, 2001.
10.08	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of August 30, 1999, is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-
25605) filed with the Securities and Exchange Commission on November 6, 2001.
10.09 Subscription Agreement Update Form is incorporated by reference to Exhibit C of the Partnership's Prospectus dated October 11, 2000, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 13, 2000.

10.10	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-
25605) filed with the Securities and Exchange Commission on November 6, 2001.
(B)   Reports on Form 8-K. - None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      			Morgan Stanley Charter Millburn
                        	L.P. (Registrant)

	By:	Demeter Management Corporation
			(General Partner)

November 13, 2001	By:/s/ Raymond E. Koch_____________
				  Raymond E. Koch
                                		  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.