Form 10-Q
period 2002-03-31
MORGAN STANLEY CHARTER MILLBURN LP
filed 2002-05-14
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-25605

	MORGAN STANLEY CHARTER MILLBURN L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-4018065
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Managed Futures Department
825 Third Ave., 8th Floor, New York, NY  		   	  10022
(Address of principal executive offices)	  	     (Zip Code)

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

	MORGAN STANLEY CHARTER MILLBURN L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended 	March 31, 2002 and 2001 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 11-16

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................16-29

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 30

Item 2.	Changes in Securities and Use of Proceeds...........30-31

Item 6.	Exhibits and Reports on Form 8-K....................31-32






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  March 31,	     December 31,
                   2002      	       2001
	 $	     $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	30,885,307	28,407,799

	Net unrealized loss on open contracts (MSIL)	( 85,456)	  (306,488)
	Net unrealized gain (loss) on open contracts (MS & Co.)	    (535,056)	   1,741,218

	Total net unrealized gain (loss) on open contracts	    (620,512)	   1,434,730

	     Total Trading Equity	30,264,795	29,842,529

	Subscriptions receivable	775,943	      812,001
	Interest receivable (Morgan Stanley DW)	        43,728	      46,476

	     Total Assets	  31,084,466  	    30,701,006

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	605,829	264,713
	Accrued brokerage fees (Morgan Stanley DW)	174,322	     169,316
	Accrued management fees	        49,807	      48,376

	     Total Liabilities	      829,958	    482,405

Partners' Capital

	Limited Partners (3,328,410.877 and
	   3,239,320.452 Units, respectively)	29,927,825	 29,883,431
	General Partner (36,331.944 Units)	        326,683	     335,170

          Total Partners' Capital	   30,254,508	 30,218,601

	     Total Liabilities and Partners' Capital	    31,084,466	   30,701,006


NET ASSET VALUE PER UNIT	      8.99	      9.23


	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

	      2002   	   2001
	       $	    $
REVENUES
	Trading profit (loss):
		Realized	1,850,816	3,760,990
		Net change in unrealized	    (2,055,242)	     (1,039,701)

			Total Trading Results 	(204,426)	2,721,289

	Interest Income (Morgan Stanley DW)	        125,422	      403,358

			Total  	        (79,004)	    3,124,647


EXPENSES

	Brokerage fees (Morgan Stanley DW)	529,036	528,493
	Management fees	        151,153	         150,998

			Total 	        680,189	      679,491


NET INCOME (LOSS)	      (759,193)	    2,445,156


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(750,706)	2,419,664
	General Partner	(8,487)	25,492


NET INCOME (LOSS) PER UNIT

	Limited Partners	(.24)	.81
	General Partner	 (.24)	.81





	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	2,864,487.735	29,457,979	324,620	29,782,599

Offering of Units	205,309.086	2,140,970	20,000	2,160,970

Net Income   	-      	2,419,664	25,492	2,445,156

Redemptions	      (76,895.303)	    (827,920)	        -      	   (827,920)

Partners' Capital,
   March 31, 2001	  2,992,901.518	33,190,693	   370,112	33,560,805





Partners' Capital,
	December 31, 2001	3,275,652.396	29,883,431	335,170	30,218,601

Offering of Units	286,766.589	2,599,076	-      	2,599,076

Net Loss	-      	(750,706)	(8,487)	(759,193)

Redemptions	   (197,676.164)	  (1,803,976)	      -      	(1,803,976)

Partners' Capital,
	March 31, 2002	  3,364,742.821	  29,927,825	 326,683	30,254,508










The accompanying notes are an integral part of these financial statements.


	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2002     	      2001
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	                                                                                (759,193)	2,445,156
Noncash item included in net income (loss):
		Net change in unrealized	2,055,242	1,039,701

Decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	2,748	10,223

Increase in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	5,006	27,532
		Accrued management fees	        1,431	         7,867

Net cash provided by operating activities	  1,305,234	   3,530,479


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	2,599,076	2,160,970
(Increase) decrease in subscriptions receivable	36,058	(120,704)
Increase (decrease) in redemptions payable	     341,116	   (229,472)
Redemptions of Units	(1,803,976)	   (827,920)

Net cash provided by financing activities	  1,172,274	     982,874

Net increase in cash	2,477,508	4,513,353

Balance at beginning of period	 28,407,799	  25,080,303

Balance at end of period	 30,885,307	  29,593,656





	The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2002

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Millburn L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2001 Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter Millburn L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Charter Series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Welton L.P., and Morgan Stanley Charter MSFCM L.P.

The general partner is Demeter Management Corporation ("Demeter").

MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. Millburn Ridgefield Corporation (the "Trading Advisor") is the trading advisor to the Partnership.

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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from

MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

Generally derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                       Net Unrealized Gains (Losses)
                         on Open Contracts               Longest Maturities

                 Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date              Traded       Traded       Total      Traded       Traded
                     $            $           $

Mar. 31, 2002    896,073    (1,516,585)   (620,512)   Jul. 2002   Jun. 2002
Dec. 31, 2001   (221,988)    1,656,718   1,434,730    Mar. 2002   Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co.,

MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $31,781,380 and $28,185,811 at March 31, 2002 and December 31, 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading losses, net of interest income, of $79,004 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.6% were recorded in the currency markets primarily during March and February from previously established short positions in the Japanese yen relative to the U.S. dollar. The yen strengthened against the dollar following asset repatriation from the U.S. to Japan and a drop in Japan's unemployment rate. Continued strength in the yen through mid March encouraged establishing new long positions, which eventually added to earlier losses when the value of the yen fell on news that asset repatriation would end with the Japanese fiscal year. Smaller losses of approximately 1.6% were recorded in agricultural markets mostly during January from previously established long positions in sugar futures when prices declined on news that Brazilian exports would substantially increase international supply. Additional losses were recorded during February from subsequently established short positions in sugar futures as prices finished slightly higher at March's end after non-trending movement for several weeks prior. Losses of approximately 1.5% were recorded in the global stock index markets mainly during March as equity prices continued non-trending patterns amidst global economic and military uncertainty. Partially offsetting gains of approximately 4.9% were recorded in the energy markets primarily during March from previously established long positions in crude oil where prices continued trending higher amid escalating tensions in the Middle East and supply/demand factors. Total expenses for the three months ended March 31, 2002 were $680,189, resulting in a net loss of $759,193. The net asset value of a Unit decreased from $9.23 at December 31, 2001 to $8.99 at March 31, 2002.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income, of $3,124,647 and posted an increase in net asset value per Unit. The most significant gains of approximately 6.6% were recorded throughout a majority of the quarter primarily from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on concerns for the Japanese economy and in both anticipation of and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Additional gains were recorded from short positions in the Thai baht and Singapore dollar as the value of these currencies declined relative to the U.S. dollar during March on concerns regarding the overall economic environment in the Pacific Rim. In global interest rate futures markets, gains of approximately 4.6% were recorded primarily during January from long positions in eurodollar futures as prices moved higher due to a surprise interest rate cut by the U.S. Federal Reserve early in the month and the subsequent anticipation of an additional interest rate cut by the U.S Federal Reserve later in January. Additional profits were recorded throughout the quarter from long positions in Japanese government bond futures as prices moved higher amid weak Japanese stock prices and disappointing economic data in that country. In global stock index futures markets, gains of approximately 1.3% were recorded primarily during March from short Hang Seng and DAX

Index futures as stock prices trended lower on worries that a U.S. economic slowdown will ignite a global downturn. Smaller profits of approximately 0.9% were recorded primarily during March in the soft commodities markets from short sugar futures positions as sugar prices declined on concerns that an economic slowdown will negatively effect demand. These gains were partially offset by losses of approximately 3.2% recorded in the energy markets primarily from trading natural gas futures during March as prices moved without consistent direction due to supply and demand concerns. Smaller losses were experienced during January from short futures positions in crude oil and its related products as prices increased amid cold weather forecasts, OPEC production cuts and a tightening in U.S. crude oil supplies. Total expenses for the three months ended March 31, 2001 were $679,491, resulting in net income of $2,445,156. The net asset value of a Unit increased from $10.40 at December 31, 2000 to $11.21 at March 31, 2001.

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

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2002 and 2001. At March 31, 2002 and 2001, the Partnership's total capitalization was approximately $30 million and $34 million, respectively.

	Primary Market          March 31, 2002	   March 31, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

     Interest Rate	(1.84)%	(1.68)%
     Equity	(0.61)	(0.39)
Currency	(0.29)	(2.75)
     Commodity	(1.99)	(0.73)
     Aggregate Value at Risk	(2.76)%	(3.53)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2001 through March 31, 2002.

Primary Market Risk Category        High      Low      Average
Interest Rate 	(1.84)%	(1.11)%	(1.43)%

Equity	(0.61)	(0.25)	(0.42)

Currency   	(3.16)	(0.29)	(2.18)

Commodity	(1.99)	(0.56)	(1.26)

Aggregate Value at Risk	(3.71)%	(2.76)%	(3.22)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2002 and 2001 and for the end of the four quarterly reporting periods from April 1, 2001 through March 31, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At March 31, 2002 the Partnership's cash balance at Morgan Stanley DW was approximately 92% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2002, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at March 31, 2002 was to the global interest rate sector. At March 31, 2002, the Partnership's exposure to the interest rate market complex was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure at March 31, 2002 was in the global stock index sector. The primary equity exposure at March 31, 2002 was to equity price risk in the G-7 countries.
The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2002, the Partnerships primary exposures were to the NASDAQ (U.S.) and TOPIX (Taiwan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Currency. The Partnership's currency exposure at March 31, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2002, the Partnership's major exposures were to the euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Commodity.
Energy. At March 31, 2002, the Partnership's energy exposure was shared primarily by futures contracts on crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Metals. The Partnership's metals exposure at March 31, 2002 was to fluctuations in the price of precious metals, such as gold, and base metals, such as zinc, copper and aluminum. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Soft Commodities and Agriculturals. At March 31, 2002, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar and coffee markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership at March 31, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2002 were in euros, Hong Kong dollars, Japanese yen and British pounds. The
Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 1.  LEGAL PROCEEDINGS
None.

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

Through March 31, 2002, 4,713,093.264 Units were sold, leaving
4,286,906.736 Units unsold. The aggregate price of the Units sold through March 31, 2002 was $45,851,831.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statement.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership's Prospectus, dated April
25, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on May 8, 2002.
3.02	Certificate of Limited Partnership, dated July 15, 1998,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 333-60103) filed with the Securities and Exchange
Commission on July 29, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001, (changing its name
from Morgan Stanley Dean Witter Millburn L.P.) is
incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-25605) filed with the
Securities and Exchange Commission on November 6, 2001.
10.01	Management Agreement, dated as of November 6, 1998, among
the Partnership, Demeter, and Millburn Ridgefield
Corporation is incorporated by reference to Exhibit 10.01
of the Partnership's Quarterly Report on Form 10-Q (File
No. 0-25605) filed with the Securities and Exchange
Commission on May 17, 1999.
10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated April 25, 2002, filed with the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended, on May 8, 2002.

10.03	Amended and Restated Escrow Agreement, dated as of
October 11, 2000, among the Partnership, Morgan Stanley
Charter Graham L.P., Morgan Stanley Charter Welton L.P.,
Morgan Stanley Charter MSFCM L.P., Morgan Stanley DW and
The Chase Manhattan Bank is incorporated by reference to
Exhibit 10.04 of the Partnership's Post-Effective
Amendment No. 3 to the Registration Statement on Form S-1
(File No. 333-91569) filed with the Securities and
Exchange Commission on March 30, 2001.
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of November
13, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-25605) filed
with the Securities and Exchange Commission on November
6, 2001.
10.05	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, acknowledged and agreed to by Morgan
Stanley DW, dated as of November 6, 2000, is incorporated
by reference to Exhibit 10.02 of the Partnership's Form
8-K (File No. 0-25605) filed with the Securities and
Exchange Commission on November 6, 2001.
10.06	Customer Agreement between the Partnership and MSIL,
dated as of November 6, 2000, is incorporated by
reference to Exhibit 10.04 of the Partnership's Form 8-K
(File No. 0-25605) filed with the Securities and Exchange Commission on November 6, 2001.
10.07	Foreign Exchange and Options Master Agreement between MS
& Co. and the Partnership, dated as of August 30, 1999,
is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-25605) filed with the Securities and Exchange Commission on November 6, 2001.
10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership's Prospectus dated April 25, 2002, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1993, as amended,
on May 8, 2002.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-25605)
filed with the Securities and Exchange Commission on
November 6, 2001.
 (B)	  Reports on Form 8-K. - None.

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




                        Morgan Stanley Charter Millburn L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 14, 2002            By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.