Form 10-Q
period 2002-06-30
MORGAN STANLEY CHARTER MILLBURN LP
filed 2002-08-13
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

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

Registrant's telephone number, including area code (201) 209-8400




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

	MORGAN STANLEY CHARTER MILLBURN L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2002




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2002 and 2001 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited).........................4

		Statements of Changes in Partners' Capital for the
	  Six Months Ended June 30, 2002 and 2001 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited).. ......................6

		Notes to Financial Statements (Unaudited)...............7-12

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 13-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................22-35


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 36

Item 2.	Changes in Securities and Use of Proceeds...........36-37

Item 6.	Exhibits and Reports on Form 8-K....................37-39






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF FINANCIAL CONDITION
	  June 30,	     December 31,
                    2002      	       2001
	 $	     $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	29,701,749	28,407,799

	Net unrealized gain on open contracts (MS & Co.)	   5,409,070	   1,741,218
	Net unrealized loss on open contracts (MSIL)	    (135,162)	    (306,488)

	Total net unrealized gain on open contracts	   5,273,908	   1,434,730

	     Total Trading Equity	34,975,657	29,842,529

Subscriptions receivable	564,464	      812,001
Interest receivable (Morgan Stanley DW)	       44,220	      46,476

	     Total Assets	  35,584,341  	    30,701,006

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	479,721	264,713
	Accrued brokerage fees (Morgan Stanley DW)	170,253	     169,316
	Accrued management fees	        50,446	      48,376

	     Total Liabilities	      700,420	    482,405

Partners' Capital

	Limited Partners (3,354,628.495 and
	   3,239,320.452 Units, respectively)	34,510,163	 29,883,431
	General Partner (36,331.944 Units)	       373,758	     335,170

          Total Partners' Capital	  34,883,921	 30,218,601

	     Total Liabilities and Partners' Capital	   35,584,341	   30,701,006


NET ASSET VALUE PER UNIT	           10.29	      9.23

	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2002   	   2001
	       $	    $
REVENUES
	Trading profit (loss):
		Realized	(974,211)	1,035,646
		Net change in unrealized	5,894,420	   (3,334,400)

			Total Trading Results 	4,920,209	(2,298,754)

	Interest income (Morgan Stanley DW)	     129,572	      315,066

			Total  	5,049,781	  (1,983,688)


EXPENSES

	Brokerage fees (Morgan Stanley DW)	510,043	570,158
	Management fees	   149,256	      162,903

			Total 	   659,299	      733,061


NET INCOME (LOSS)	 4,390,482		  (2,716,749)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	4,343,407		(2,686,971)
	General Partner	47,075		(29,778)


NET INCOME (LOSS) PER UNIT

	Limited Partners	1.30	(0.90)
	General Partner	1.30	(0.90)





	The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2002   	   2001
	       $	    $
REVENUES
	Trading profit (loss):
		Realized	876,605	4,796,636
		Net change in unrealized	3,839,178	   (4,374,101)

			Total Trading Results 	4,715,783	422,535

	Interest income (Morgan Stanley DW)	    254,994	      718,424

			Total  	 4,970,777	  1,140,959


EXPENSES

	Brokerage fees (Morgan Stanley DW)	1,039,079	1,098,651
	Management fees	   300,409	      313,901

			Total 	1,339,488	      1,412,552


NET INCOME (LOSS)	3,631,289	  (271,593)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	3,592,701	(267,307)
	General Partner	38,588	(4,286)


NET INCOME (LOSS) PER UNIT

	Limited Partners	1.06	(0.09)
	General Partner	1.06	(0.09)





	The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	2,864,487.735	29,457,979	324,620	29,782,599

Offering of Units	454,825.119	4,757,917	20,000	4,777,917

Net Loss	-      	(267,307)	(4,286)	(271,593)

Redemptions	      (246,566.789)	    (2,605,045)	        -      	   (2,605,045)

Partners' Capital,
   June 30, 2001	  3,072,746.065	31,343,544	   340,334	31,683,878




Partners' Capital,
	December 31, 2001	3,275,652.396	29,883,431	335,170	30,218,601

Offering of Units	451,018.134	4,120,026	-      	4,120,026

Net Income	-      	3,592,701	38,588	3,631,289

Redemptions	   (335,710.091)	  (3,085,995)	      -      	 (3,085,995)

Partners' Capital,
	June 30, 2002	 3,390,960.439	 34,510,163	 373,758	34,883,921











The accompanying notes are an integral part of these financial statements.

	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2002     	      2001
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	3,631,289	(271,593)
Noncash item included in net income (loss):
		Net change in unrealized	(3,839,178)	4,374,101

Decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	2,256	43,587

Increase in operating liabilities:
		Accrued brokerage fees (Morgan Stanley DW)	937	39,588
		Accrued management fees	         2,070	       11,311

Net cash provided by (used for) operating activities	   (202,626)	   4,196,994


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	4,120,026	4,777,917
(Increase) decrease in subscriptions receivable	247,537	(400,205)
Increase in redemptions payable	215,008	70,477
Redemptions of Units	 (3,085,995)	(2,605,045)

Net cash provided by financing activities	  1,496,576	  1,843,144

Net increase in cash	1,293,950	6,040,138

Balance at beginning of period	 28,407,799	  25,080,303

Balance at end of period	 29,701,749	  31,120,441






	The accompanying notes are an integral part of these financial statements.


MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2002

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

The general partner is Demeter Management Corporation ("Demeter").

MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. Millburn Ridgefield Corporation (the "Trading Advisor") is the trading advisor to the Partnership.

Effective June 20, 2002 Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

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

MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The market value of the contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts	Longest Maturities

	Exchange-	  Off-Exchange-		Exchange- 	 Off-Exchange-
Date	  Traded  	    Traded   	  Total  	   Trade  	   Traded
	$	  $	  $

Jun. 30, 2002	2,494,843	2,779,065	5,273,908	Dec. 2002	Sep. 2002
Dec. 31, 2001	(221,988)	1,656,718	1,434,730	Mar. 2002	Mar. 2002

MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of Morgan Stanley DW, MS & Co., and MSIL, as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $32,196,592 and $28,185,811 at June 30, 2002 and December 31,

MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

There are no material trends, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

The Partnership has never had illiquidity affect a material portion of its assets.
The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

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

There are no known material trends, favorable or unfavorable, nor any expected material changes to the Partnership's capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis. Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $5,049,781 and posted an increase in net asset value per Unit. The most significant gains of approximately 18.6% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Swiss franc and Japanese yen relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Additional gains of approximately 3.2% were recorded in the global interest rate futures markets primarily during June from long positions in U.S., Japanese and German interest rate futures as prices trended higher following weakness in U.S. equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. A portion of the Partnership's gains was offset by losses of approximately 4.9% recorded in the energy markets primarily during May and June from short positions in natural gas futures as prices moved higher amid supply and demand factors and warmer than normal temperatures across most of the U.S. Total expenses for the three months ended June 30, 2002 were $659,299, resulting in net income of $4,390,482. The net asset value of a Unit increased from $8.99 at March 31, 2002 to $10.29 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $4,970,777 and posted an increase in net asset value per Unit. The most significant gains of approximately 15.5% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Swiss franc and Japanese yen relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Additional gains of approximately 3.4% were recorded in the global interest rate futures markets primarily during June from long positions in U.S., Japanese and German interest rate futures as prices trended higher following weakness in U.S. equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. A portion of the Partnership's gains was offset by losses of approximately 2.9% recorded in the agricultural markets from long positions in sugar futures as prices moved lower primarily during January and June upon news of heavy exports from Brazil. Total expenses for the six months ended June 30, 2002 were $1,339,488, resulting in net income of $3,631,289. The net asset value of a Unit increased from $9.23 at December 31, 2001 to $10.29 at June 30, 2002.

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

In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily 'simulated profit and loss' outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2002 and 2001. At June 30, 2002 and 2001, the Partnership's total capitalization was approximately $35 million and $32 million, respectively.

	Primary Market           June 30, 2002	    June 30, 2001
     Risk Category	  	     Value at Risk	    Value at Risk

     Interest Rate	(2.88)%	(1.62)%
Currency	(2.59)	(2.97)
     Equity	(1.08)	(0.25)
     Commodity	(0.66)	(1.69)
     Aggregate Value at Risk	(3.89)%	(3.64)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaR(s) for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at June 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2001 through June 30, 2002.

Primary Market Risk Category        High      Low      Average
Interest Rate	(2.88)%	(1.21)%	(1.88)%

Currency	(3.09)	(0.45)	(2.05)

Equity	(1.08)	(0.36)	(0.63)

Commodity	(1.99)	(0.56)	(1.01)

Aggregate Value at Risk	(3.89)%	(2.63)%	(3.15)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2002 and 2001, and for the end of the four quarterly reporting periods from July 1, 2001 through June 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 79% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2002, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at June 30, 2002 was to the global interest rate sector. At June 30, 2002, the Partnership's exposure to the interest rate market complex was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates that G-7 interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest exposure of the Partnership at June 30, 2002 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2002, the Partnership's major exposures were to the Japanese, euro currency crosses and outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. The Partnership's primary equity exposure at June 30, 2002 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2002, the

Partnerships primary exposures were to the Hang Seng (China) and TOPIX (Taiwan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At June 30, 2002, the Partnership's energy exposure was primarily to futures contracts in crude oil and its related products. Price movements in the energy markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets.

Metals. The Partnership's metals exposure at June 30, 2002 was to fluctuations in the price of base metals, such as zinc, copper and aluminum. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.

The Trading Advisor has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the base metals markets.

Soft Commodities and Agriculturals. At June 30, 2002, the Partnership had exposure to the corn, cotton, and coffee markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership at June 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2002 were in euros, Hong Kong dollars, Japanese yen and British pounds. The
Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
The Partnership initially registered 3,000,000 Units pursuant to a Registration Statement on Form S-1, which became effective on November 6, 1998 (SEC File Number 333-60103).

The Partnership registered an additional 6,000,000 Units pursuant to a new Registration Statement on Form S-1, which became effective on March 27, 2000 (SEC File Number 333-91569).

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through June 30, 2002, 4,877,344.809 Units were sold, leaving
4,122,655.191 Units unsold. The aggregate price of the Units sold through June 30, 2002 was $47,372,781.

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
Agreement of the Partnership is incorporated by reference
to Exhibit A of the Partnership's Prospectus, dated July
29, 2002, filed with the Securities and Exchange
Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on August 12, 2002.
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
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership's Prospectus dated July 29, 2002, filed with the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended, on August 12, 2002.

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
10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership's Prospectus dated July 29, 2002, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1993, as amended,
on August 12, 2002.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-25605)
filed with the Securities and Exchange Commission on
November 6, 2001.
99.01	Certification of Periodic Financial Reports.

 (B)	  Reports on Form 8-K. - None.

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




                        Morgan Stanley Charter Millburn L.P.
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 13, 2002         By:/s/Raymond E. Koch
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter Millburn L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Murray, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:  /s/Robert E. Murray

Name:		Robert E. Murray
Title:	Chairman of the Board and President

Date:		August 13, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Charter Millburn L.P. (the "Partnership") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond E. Koch, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.









By:/s/Raymond E. Koch

Name:		Raymond E. Koch
Title:	Chief Financial Officer

Date:		August 13, 2002