Form 10-Q
period 2003-06-30
MORGAN STANLEY CHARTER MILLBURN LP
filed 2003-08-13
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2003


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2003
		(Unaudited) and December 31, 2002...........................2

		Statements of Operations for the Quarters Ended
		June 30, 2003 and 2002 (Unaudited)..........................3

		Statements of Operations for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited)..........................4

		Statements of Changes in Partners? Capital for the Six
	  Months Ended June 30, 2003 and 2002 (Unaudited).............5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited)..........................6

		Notes to Financial Statements (Unaudited)................7-11

Item 2. Management's Discussion and Analysis of
		   Financial Condition and Results of Operations........12-20

Item 3. Quantitative and Qualitative Disclosures about
		   Market Risk.........................................21-34

Item 4. Controls and Procedures................................34


Part II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................35

Item 2. Changes in Securities and Use of Proceeds............35-36

Item 5. Other Information.......................................36

Item 6. Exhibits and Reports on Form 8-K.....................36-38


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF FINANCIAL CONDITION
				June 30,	December 31,
				       2003       	       2002
				$	$
				(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash		55,299,981	40,616,156

	Net unrealized gain on open contracts (MS&Co.)	214,357	2,778,058
	Net unrealized loss on open contracts (MSIL)	          ?  	     (136,681)

	Total net unrealized gain on open contracts	      214,357	      2,641,377

		Total Trading Equity	55,514,338	43,257,533

Subscriptions receivable	3,826,194	1,528,398
Interest receivable (Morgan Stanley DW)	        49,761	           48,632

		Total Assets	  59,390,293	    44,834,563

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	389,252	266,141
	Accrued brokerage fees (Morgan Stanley DW)	327,228	222,620
	Accrued management fees	        96,957	           65,961

		Total Liabilities	      813,437	         554,722

Partners' Capital

	Limited Partners (4,923,514.166 and
		3,916,281.429 Units, respectively)	57,961,308	43,800,015
	General Partner (52,287.651 and
		42,902.576 Units, respectively)	      615,548	         479,826

		Total Partners' Capital	  58,576,856	    44,279,841

		Total Liabilities and Partners' Capital	    59,390,293	    44,834,563


NET ASSET VALUE PER UNIT	             11.77	             11.18

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


				    For the Quarters Ended June 30,

				       2003       	       2002
				$	$

REVENUES
	Trading profit (loss):
		Realized	471,716	(974,211)
		Net change in unrealized	    3,361,425	      5,894,420

			Total Trading Results 	3,833,141	4,920,209

	Interest income (Morgan Stanley DW)	        158,460	         129,572

			Total	    3,991,601	      5,049,781


EXPENSES

	Brokerage fees (Morgan Stanley DW)	885,133	510,043
	Management fees	      262,263	         149,256

			Total	    1,147,396	         659,299


NET INCOME	    2,844,205   	      4,390,482

NET INCOME ALLOCATION

	Limited Partners	2,813,914	4,343,407
	General Partner	30,291	47,075


NET INCOME PER UNIT

	Limited Partners	0.66	1.30
	General Partner	0.66	1.30




	The accompanying notes are an integral part of these financial statements.



       <table>	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


				    For the Six Months Ended June 30,

				       2003       	       2002
				$	$

REVENUES
	Trading profit (loss):
		Realized	7,038,849	876,605
		Net change in unrealized	   (2,427,020)	      3,839,178

			Total Trading Results 	4,611,829	4,715,783

	Interest income (Morgan Stanley DW)	      332,236	         254,994

			Total	    4,944,065	      4,970,777


EXPENSES

	Brokerage fees (Morgan Stanley DW)	1,702,641	1,039,079
	Management fees	504,488	300,409
	Incentive fees	     476,219	             ?

			Total	   2,683,348	      1,339,488


NET INCOME	   2,260,717	      3,631,289


NET INCOME ALLOCATION

	Limited Partners	2,234,995	3,592,701
	General Partner	25,722	38,588


NET INCOME PER UNIT

	Limited Partners	0.59	1.06
	General Partner	0.59	1.06




	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2003 and 2002
	(Unaudited)






				Units of
				Partnership	Limited	General
				       Interest       	    Partners    	     Partner     	      Total
					$	$	$
Partners? Capital,
	December 31, 2001	3,275,652.396	29,883,431	335,170	30,218,601

Offering of Units	451,018.134	4,120,026                   ?	 	4,120,026

Net Income	?	3,592,701	38,588	3,631,289

Redemptions	   (335,710.091)	   (3,085,995)                 ?  	  (3,085,995)

Partners? Capital,
	June 30, 2002	  3,390,960.439	  34,510,163	     373,758	 34,883,921




Partners? Capital,
	December 31, 2002	3,959,184.005	43,800,015	479,826	44,279,841

Offering of Units	1,327,871.776	15,547,182	110,000	15,657,182

Net Income	?	2,234,995	25,722	2,260,717

Redemptions	   (311,253.964)	   (3,620,884)                 ?  	  (3,620,884)

Partners? Capital,
	June 30, 2003	  4,975,801.817	  57,961,308	     615,548	 58,576,856






The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





				    For the Six Months Ended June 30,

				       2003       	       2002
				$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	2,260,717	3,631,289
Noncash item included in net income:
	Net change in unrealized	2,427,020	(3,839,178)

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	(1,129)	2,256

Increase in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	104,608	937
	Accrued management fees	       30,996	             2,070

Net cash provided by (used for) operating activities	   4,822,212	        (202,626)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	15,657,182	4,120,026
(Increase) decrease in subscriptions receivable	(2,297,796)	247,537
Increase in redemptions payable	123,111	215,008
Redemptions of Units	   (3,620,884)	     (3,085,995)

Net cash provided by financing activities	    9,861,613	      1,496,576

Net increase in cash	14,683,825	1,293,950

Balance at beginning of period	  40,616,156	    28,407,799

Balance at end of period	  55,299,981	    29,701,749





	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

1.  Organization
Morgan Stanley Charter Millburn L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter MSFCM L.P.



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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk
       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in market factors;
       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts	    Longest Maturities

	Exchange-	  Off-Exchange-		Exchange- 	 Off-Exchange-
Date	  Traded  	    Traded   	  Total  	   Trade  	  Traded
	$	  $	  $

Jun. 30, 2003   1,245,405	(1,031,048)	214,357	Dec. 2003	Sep. 2003
Dec. 31, 2002	2,330,599	310,778	2,641,377	Mar. 2003	Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership?s assets.
       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $56,545,386 and $42,946,755 at June 30, 2003 and December 31,
2002, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-
       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions, exchanges and sales of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods.
       It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2003 and 2002, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in
       various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

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

For the Quarter and Six Months Ended June 30, 2003
For the quarter ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $3,991,601 and posted an increase in net asset value per Unit. The most significant gains of approximately 6.6% were recorded in the global interest rate markets from long positions in Japanese, European, and U.S. interest rate futures as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Additional gains of approximately 3.5% were established in the currency markets from long positions in the euro versus the U.S. dollar as the value of the euro rose to an all time high following the decision by the European Central Bank to leave interest rates unchanged. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 1.7% recorded in the energy markets from long positions in natural gas futures as prices reversed sharply lower during June following news of larger than expected U.S. reserves. Additional losses of approximately 1.2% in the agricultural markets were incurred from positions in corn futures as prices moved without consistent direction amid weather related concerns throughout the U.S.
       midwest.  Total expenses for the three months ended June
30, 2003 were $1,147,396, resulting in net income of $2,844,205.
The net asset value of a Unit increased from $11.11 at March 31, 2003 to $11.77 at June 30, 2003.

For the six months ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $4,944,065 and posted an increase in net asset value per Unit. The most significant gains of approximately 9.2% in the global interest rate markets were produced from long positions in German and U.S. interest rate futures as prices moved higher during February as investors continued to seek the ?safe haven? of fixed income investments in response to prolonged uncertainty in global equity markets. During May, long positions in European, U.S., and Japanese interest rate futures recorded gains as prices trended higher amid speculation of an interest rate cut by the Federal Reserve and lingering doubts concerning a global economic recovery. Additional gains of approximately 2.7% in the energy markets resulted from long positions in natural gas futures as prices jumped sharply higher during February amid fears that extremely cold weather in the U.S. northeast and midwest could further deplete already diminished supplies. A portion of the Partnership?s overall gains was offset by losses of approximately 1.3% in the agricultural markets from positions in corn futures as prices moved without consistent direction amid weather related concerns throughout the U.S. midwest. Smaller losses of
       approximately 0.4% were incurred in the currency markets primarily during March from positions in the Japanese yen versus the U.S. dollar as the Japanese currency initially reversed lower and then moved without consistent direction in response to changing perceptions regarding the progress of military action against Iraq. Total expenses for the six months ended June 30, 2003 were $2,683,348, resulting in net income of $2,260,717. The net asset value of a Unit increased from $11.18 at December 31, 2002 to $11.77 at June 30, 2003.

For the Quarter and Six Months ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $5,049,781 and posted an increase in net asset value per Unit. The most significant gains of approximately 18.6% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Swiss franc and Japanese yen relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Additional gains of approximately 3.2% were recorded in the global interest rate futures markets primarily during June from long positions in U.S., Japanese and German interest rate futures as prices trended higher following weakness in U.S. equity markets, geopolitical concerns and uncertainty
       surrounding a global economic recovery.  A portion of the
Partnership?s gains was offset by losses of approximately 4.9% recorded in the energy markets primarily during May and June from short positions in natural gas futures as prices moved higher amid supply and demand factors and warmer than normal temperatures across most of the U.S. Total expenses for the three months ended June 30, 2002 were $659,299, resulting in net income of $4,390,482. The net asset value of a Unit increased from $8.99 at March 31, 2002 to $10.29 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $4,970,777 and posted an increase in net asset value per Unit. The most significant gains of approximately 15.5% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Swiss franc and Japanese yen relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Additional gains of approximately 3.4% were recorded in the global interest rate futures markets primarily during June from long positions in the U.S., Japanese and German interest rate futures as prices trended higher following weakness in the U.S. equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. A portion of the
       Partnership?s gains was offset by losses of approximately
2.9% recorded in the agricultural markets from long positions in sugar futures as prices moved lower primarily during January and June upon news of heavy exports from Brazil. Total expenses for the six months ended June 30, 2002 were $1,339,488, resulting in net income of $3,631,289. The net asset value of a Unit increased from $9.23 at December 31, 2001 to $10.29 at June 30, 2002.


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

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange-traded instruments and are also not based on exchange and/or dealer-based margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at June 30, 2003 and 2002. At
June 30, 2003 and 2002, the Partnership?s total capitalization was approximately $59 million and $35 million, respectively.

   Primary Market             June 30, 2003      June 30, 2002
   Risk Category	  	     Value at Risk	    Value at Risk

   Currency	(1.29)%	(2.59)%
   Interest Rate	(1.18)	(2.88)
   Equity	(0.64)	(1.08)
   Commodity	(0.39)	(0.66)
   Aggregate Value at Risk	(1.87)%	(3.89)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaR(s) for all such market categories due to the diversification benefit across asset classes.

       The table above represents the VaR of the Partnership?s open positions at June 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership?s high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2002 through June 30, 2003.

Primary Market Risk Category        High      Low      Average
Currency	(2.58)%	(1.29)%	(1.85)%

Interest Rate	(1.84)	(0.65)	(1.34)

Equity	(0.70)	(0.41)	(0.59)

Commodity	(1.65)	(0.39)	(0.92)

Aggregate Value at Risk	(3.64)%	(1.87)%	(2.65)%

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

       The VaR tables above present the results of the
Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2003 and 2002, and for the end of the four quarterly reporting periods from July 1, 2002 through June 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 90% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

       The following were the primary trading risk exposures of the Partnership at June 30, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2003 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. At June 30, 2003, the Partnership?s major exposures were to the euro, Japanese yen, British pound and Norwegian krone currency crosses as well as outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership?s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

       Interest Rate. The second largest market exposure of the
Partner-ship at June 30, 2003 was to the global interest rate sector. The exposure was primarily spread across the Japanese, U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability.
The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The Partnership?s primary equity exposure at June 30, 2003 was to price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2003, the Partnership?s primary exposures were to the TOPIX (Japan) and Hang Seng (Hong
Kong) stock indices.  The Partnership is primarily exposed to the
       risk of adverse price trends or static markets in the
U.S., Japanese and Hong Kong stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being ?whipsawed? into numerous small losses.


Commodity.
Energy. At June 30, 2003, the Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals.  At June 30, 2003, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the corn and coffee markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

       Metals.  The Partnership's metals exposure at June
30, 2003 was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor, from time to time, takes positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership at June 30, 2003:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2003 were in euros, Hong Kong dollars and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and
       monitoring the performance of the Trading Advisor daily.
In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

Item 4.	CONTROLS AND PROCEDURES
   (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

       Through June 30, 2003, 6,988,229.470 Units were sold, leaving 12,011,770.530 Units unsold. The aggregate price of the Units sold through June 30, 2003 was $71,565,903.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Robert E. Murray resigned the position of Chairman of the Board of Directors of Demeter.

Mr. Jeffrey A. Rothman, President and Director of Demeter, was named Chairman of the Board of Directors of Demeter.

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
10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership?s Prospectus dated February 26, 2003, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on March 18, 2003.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-25605)
filed with the Securities and Exchange Commission on
November 6, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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




                     Morgan Stanley Charter Millburn L.P.
                     (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

August 13, 2003      By:/s/Jeffrey D. Hahn
                           Jeffrey D. Hahn
                           Director and Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.