Form 10-Q
period 2003-09-30
MORGAN STANLEY CHARTER MILLBURN LP
filed 2003-11-14
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2003


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2003
		(Unaudited) and December 31, 2002...........................2

		Statements of Operations for the Quarters Ended
		September 30, 2003 and 2002 (Unaudited).....................3

		Statements of Operations for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited).....................4

		Statements of Changes in Partners' Capital for the Nine
	  Months Ended September 30, 2003 and 2002 (Unaudited)........5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited).....................6

		Notes to Financial Statements (Unaudited)................7-11

Item 2. Management's Discussion and Analysis of
		   Financial Condition and Results of Operations........12-21

Item 3. Quantitative and Qualitative Disclosures about
		   Market Risk.........................................22-35

Item 4. Controls and Procedures................................35


Part II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................36

Item 2. Changes in Securities and Use of Proceeds............36-37

Item 5. Other Information.......................................37

Item 6. Exhibits and Reports on Form 8-K.....................38-40


<page <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF FINANCIAL CONDITION
				September 30,	December 31,
				       2003       	       2002
				$	$
				(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash		59,884,946	40,616,156

	Net unrealized gain on open contracts (MS&Co.)	3,759,961	2,778,058
	Net unrealized loss on open contracts (MSIL)	         -        	     (136,681)

	Total net unrealized gain on open contracts	   3,759,961	      2,641,377

		Total Trading Equity	63,644,907	43,257,533

Subscriptions receivable	1,991,458	1,528,398
Interest receivable (Morgan Stanley DW)	       50,250	           48,632

		Total Assets	 65,686,615	    44,834,563

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	738,688	266,141
	Accrued brokerage fees (Morgan Stanley DW)	331,477	222,620
	Accrued management fees	    106,073	           65,961

		Total Liabilities	  1,176,238	         554,722

Partners' Capital

	Limited Partners (5,289,357.495 and
		3,916,281.429 Units, respectively)	63,818,868	43,800,015
	General Partner (57,312.777 and
		42,902.576 Units, respectively)	      691,509	         479,826

		Total Partners' Capital	  64,510,377	    44,279,841

		Total Liabilities and Partners' Capital	    65,686,615	    44,834,563


NET ASSET VALUE PER UNIT	             12.07	             11.18

	The accompanying notes are an integral part of these financial statements.

       <table>
	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


				    For the Quarters Ended September 30,

				       2003       	       2002
				$	$

REVENUES
	Trading profit (loss):
		Realized	(949,190)	9,276,838
		Net change in unrealized	   3,545,604	     (2,795,974)

			Total Trading Results 	2,596,414	6,480,864

	Interest income (Morgan Stanley DW)	     162,351	         156,816

			Total	   2,758,765	      6,637,680


EXPENSES

	Brokerage fees (Morgan Stanley DW)	980,853	630,947
	Management fees	306,061	186,947
	Incentive fees	         -        	           99,341

			Total	   1,286,914	         917,235


NET INCOME	      1,471,851	      5,720,445

NET INCOME ALLOCATION

	Limited Partners	1,455,890	5,658,277
	General Partner	15,961	62,168


NET INCOME PER UNIT

	Limited Partners	0.30	1.65
	General Partner	0.30	1.65





The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


				    For the Nine Months Ended September 30,

				       2003       	       2002
				$	$

REVENUES
	Trading profit:
		Realized	6,089,659	10,153,443
		Net change in unrealized	    1,118,584	      1,043,204

			Total Trading Results 	7,208,243	11,196,647

	Interest income (Morgan Stanley DW)	     494,587	         411,810

			Total	  7,702,830	    11,608,457


EXPENSES

	Brokerage fees (Morgan Stanley DW)	2,683,494	1,670,026
	Management fees	810,549	487,356
	Incentive fees	    476,219	           99,341

			Total	  3,970,262	      2,256,723


NET INCOME	      3,732,568	      9,351,734


NET INCOME ALLOCATION

	Limited Partners	3,690,885	9,250,978
	General Partner	41,683	100,756


NET INCOME PER UNIT

	Limited Partners	0.89	2.71
	General Partner	0.89	2.71





	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2003 and 2002
	(Unaudited)






				Units of
				Partnership	Limited	General
				       Interest       	    Partners    	     Partner     	      Total
					$	$	$
Partners' Capital,
	December 31, 2001	3,275,652.396	29,883,431	335,170	30,218,601

Offering of Units	716,011.575	7,084,079	30,000	7,114,079

Net Income	-	9,250,978	100,756	9,351,734

Redemptions	   (448,139.643)	   (4,367,192)                 -  	  (4,367,192)

Partners' Capital,
	September 30, 2002	  3,543,524.328	  41,851,296	     465,926	 42,317,222




Partners' Capital,
	December 31, 2002	3,959,184.005	43,800,015	479,826	44,279,841

Offering of Units	1,861,072.081	21,910,135	170,000	22,080,135

Net Income	-	3,690,885	 41,683	3,732,568

Redemptions	   (473,585.814)	   (5,582,167)                 -  	  (5,582,167)

Partners' Capital,
	September 30, 2003	  5,346,670.272	  63,818,868	     691,509	 64,510,377








The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





				    For the Nine Months Ended September 30,

				       2003       	       2002
				$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	3,732,568	9,351,734
Noncash item included in net income:
	Net change in unrealized	(1,118,584)	(1,043,204)

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(1,618)	(8,140)

Increase in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	108,857	52,421
	Accrued management fees	        40,112	           17,323
	Accrued incentive fees	          -  	       99,341

Net cash provided by operating activities	   2,761,335	   8,469,475


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	22,080,135	7,114,079
(Increase) decrease in subscriptions receivable	(463,060)	101,317
Increase in redemptions payable	472,547	231,496
Redemptions of Units	  (5,582,167)	  (4,367,192)

Net cash provided by financing activities	   16,507,455	   3,079,700

Net increase in cash	19,268,790	11,549,175

Balance at beginning of period	   40,616,156	 28,407,799

Balance at end of period	    59,884,946	 39,956,974




The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2003

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

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	on Open Contracts	    Longest Maturities

	Exchange-	  Off-Exchange-		Exchange- 	 Off-Exchange-
Date	  Traded  	    Traded   	  Total  	   Trade  	  Traded
	$	  $	  $

Sep. 30, 2003	1,436,477	2,323,484	3,759,961	Mar. 2004	Dec. 2003
Dec. 31, 2002	2,330,599	310,778	2,641,377	Mar. 2003	Mar. 2003

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

Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $61,321,423 and $42,946,755 at September 30, 2003 and December 31, 2002,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and
       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership's liquidity increasing or decreasing in any material way.

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

There are no known material trends, favorable or unfavorable, that would affect, and no expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2003 and 2002, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in
       various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2003
For the quarter ended September 30, 2003, the Partnership recorded total trading revenues, including interest income, of $2,758,765 and posted an increase in net asset value per Unit. The most significant gains of approximately 2.9% were recorded in the global stock index markets from long positions in Asian stock index futures as prices strengthened during July and August in response to improved investor sentiment regarding the global equity markets and robust Japanese economic data. Additional gains of approximately 1.8% in the currency markets were recorded from long positions in the Japanese yen and the Korean won versus the U.S. dollar during September as the values of these Asian currencies were buoyed by Bank of Japan comments regarding its passive currency intervention policy and perceptions that the Japanese economic crisis was finally at a turning point. Smaller gains of approximately 0.9% in the metals markets resulted from long positions in gold futures as prices trended higher during August and September amid technically-based buying and a weaker U.S. dollar. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 0.9% in the
       energy markets from long futures positions in gas oil and heating oil as prices dropped due to increased gasoline supply from Europe and the U.S. Gulf region. Smaller losses stemmed from positions in crude oil futures during September as prices first trailed lower and then unexpectedly reversed higher after OPEC announced that it would move to reduce output by limiting production in an effort to stem declining oil prices. Additional losses of approximately 0.6% in the global interest rate markets were incurred from short positions in U.S. and European interest rate futures as prices reversed higher during September amid renewed fears for an unsustainable economic recovery and lower global equity prices. Losses of approximately 0.6% in the agricultural markets were experienced from long coffee futures positions during August as prices declined amid increased supply and reduced fears concerning future harvests. Additional losses resulted from positions in corn as prices first moved higher during August amid supply fears prompted by weak U.S. harvest expectations and subsequently reversed lower during September after better-than-expected harvests and favorable weather forecasts led to outlooks for increased supply. Total expenses for the three months ended September 30, 2003 were $1,286,914, resulting in net income of $1,471,851. The net asset value of a Unit increased from $11.77 at June 30, 2003 to $12.07 at September 30, 2003.

       For the nine months ended September 30, 2003, the
Partnership recorded total trading revenues, including interest income, of $7,702,830 and posted an increase in net asset value per Unit. The most significant gains of approximately 8.5% in the global interest rate markets were produced from long positions in German and U.S. interest rate futures as prices moved higher during February as investors continued to seek the security of fixed income investments in response to prolonged uncertainty in global equity markets. During May, long positions in European, U.S., and Japanese interest rate futures recorded gains as prices trended higher amid speculation of an interest rate cut by the Federal Reserve and lingering doubts concerning a global economic recovery. Short positions in European and U.S. interest rate futures yielded gains during July as prices declined amid the release of positive U.S. economic data and fears of increased inflation risks. Additional gains of approximately 3.0% in the global stock index markets were supplied by long positions in Asian stock index futures as prices strengthened during July and August in response to improved investor sentiment regarding the global equity markets and robust Japanese economic data. Gains of approximately 1.7% in the energy markets resulted from long positions in natural gas futures as prices jumped sharply higher during February amid fears that extremely cold weather in the U.S. northeast and midwest could further deplete already diminished supplies. In
       the currency markets, gains of approximately 1.4% were recorded from long positions in the euro versus the U.S. dollar during January as the euro's value climbed higher amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. During May, the value of the euro continued to trend higher relative to most currencies following the decision by the European Central Bank to leave interest rates unchanged. Long positions in the South African rand and the Australian dollar versus the U.S. dollar also profited as the value of these currencies strengthened during April amid significant interest rate differentials and strength in commodity prices. A portion of the Partnership's overall gains for the first nine months of the year was offset by losses of approximately 1.9% in the agricultural markets from positions in corn futures as prices moved without consistent direction during January, April, May, August and September amid weather-related concerns throughout the U.S. midwest. Total expenses for the nine months ended September 30, 2003 were $3,970,262, resulting in net income of $3,732,568. The net asset value of a Unit increased from $11.18 at December 31, 2002 to $12.07 at September 30, 2003.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $6,637,680
       and posted an increase in net asset value per Unit. The most significant gains of approximately 18.1% were recorded in the global interest rate markets from previously established long positions in German and U.S. interest rate futures, as prices trended higher throughout the quarter due to investors seeking a safe haven from falling equity prices and increased pessimism regarding a global economic recovery. Additional gains of approximately 2.9% were recorded in the global stock index markets, primarily during July and September, from short positions in Pacific Rim, European, and U.S. stock index futures as prices weakened on doubts regarding corporate accounting practices and global political and economic uncertainty. Additional gains of approximately 1.1% were recorded in the energy markets, primarily during August and September, from long positions in crude oil futures and its related products as prices trended higher on the increasing possibility of military action against Iraq. A portion of the Partnership's overall gains was offset by losses of approximately 4.0% in the currency markets from previously established long positions in the Japanese yen and euro relative to the U.S. dollar as these currencies weakened against the dollar due to the emphasis on a "strong dollar" policy by the Bush Administration during July and the persistence of trendless price activity during August and September. Total expenses for the three months ended September 30, 2002 were $917,235, resulting in net income of $5,720,445. The net asset value of a Unit increased from $10.29 at June 30, 2002 to $11.94 at September 30, 2002.
       For the nine months ended September 30, 2002, the
Partnership recorded total trading revenues, including interest income, of $11,608,457 and posted an increase in net asset value per Unit. The most significant gains of approximately 22.2% were recorded from long positions in the global interest rate futures markets as prices trended higher during a majority of the second and third quarters due to uncertainty regarding a global economic recovery. In the currency markets, gains of approximately 10.9% were recorded, primarily during May and June, from previously established long positions in the euro, Japanese yen, and Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling U.S. equity prices and increased tensions in the Israeli-Palestinian conflict. Additional gains of approximately 2.5% were recorded in the global stock index markets, primarily during July and September, from short positions in U.S., European, and Pacific Rim stock index futures as prices weakened on doubts regarding corporate accounting practices and global political and economic uncertainty. A portion of the Partnership's overall gains was offset by losses of approximately 2.7% in the agricultural markets primarily from positions in sugar futures as prices moved without consistent direction amid supply and demand concerns. Total expenses for the nine months ended September 30, 2002 were $2,256,723, resulting in net income of $9,351,734. The net asset value of a Unit increased from $9.23 at December 31, 2001 to $11.94 at September 30, 2002.


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

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to
       increase or decrease the market risk associated with the
Partnership.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its
       cash flow.  Profits and losses on open positions of
exchange-traded futures, forwards and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that
       losses for a portfolio are estimated to exceed the VaR only one day in 100. VaR typically does not represent the worst case outcome.

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

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities.
       Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2003 and 2002. At September 30, 2003 and 2002, the Partnership's total capital-ization was approximately $65 million and $42 million, respectively.

Primary Market         September 30, 2003      September 30, 2002
Risk Category	  	     Value at Risk   	     Value at Risk

Currency	(2.44)%	(2.02)%
Interest Rate	(0.78)	(1.70)
Equity	(0.76)	(0.70)
Commodity	(0.98)	(1.65)
Aggregate Value at Risk	(2.77)%	(3.21)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

       The table above represents the VaR of the Partnership's open positions at September 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the only business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003.

Primary Market Risk Category        High      Low      Average
Currency	(2.58)%	(1.29)%	(1.95)%

Interest Rate	(1.84)	(0.65)	(1.12)

Equity	(0.76)	(0.41)	(0.60)

Commodity	(1.05)	(0.39)	(0.76)

Aggregate Value at Risk	(3.64)%	(1.87)%	(2.54)%

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

       The VaR tables above present the results of the
Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2003 and 2002, and for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 89% as of September 30, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage,
       optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

       The following were the primary trading risk exposures of the Partnership at September 30, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at September 30, 2003 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2003, the Partnership's major exposures were to euro, Japanese yen, British pound, Canadian dollar and Norwegian krone currency crosses as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.
       Interest Rate. The second largest market exposure of the
Partner-ship at September 30, 2003 was to the global interest rate sector. Exposure was primarily spread across the U.S., European and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The third largest market exposure of the Partnership at September 30, 2003 was to the global stock index sector, primarily equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2003, the Partnership's primary exposures were to the Hang Seng (Hong
       Kong), DAX (Germany) and TOPIX (Japan) stock indices.  The
Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, Japanese and Hong Kong stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Commodity.
Energy. At September 30, 2003, the Partnership's energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at September 30, 2003 was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor, from time to time, takes
       positions when market opportunities develop and
Demeter anticipates that the Partnership will continue to do so.


Soft Commodities and Agriculturals. At September 30, 2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to corn, cotton and coffee. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership at September 30, 2003:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2003 were in euros, Japanese yen, and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts
       to manage market exposure by diversifying the Partnership's assets among different market sectors and trading approaches, and monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

Item 4.	CONTROLS AND PROCEDURES
   (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-
15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

       Through September 30, 2003, 7,516,404.649 Units were sold, leaving 11,483,595.351 Units unsold. The aggregate price of the Units sold through September 30, 2003 was $77,928,856.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. The following individuals were named to the Board of Directors of Demeter in the quarter ended March 31, 2003 and were subsequently confirmed as principals of Demeter by the National
Futures Association:

Mr. Douglas J. Ketterer was confirmed as a principal of Demeter by the National Futures Association on October 27, 2003.

Mr. Jeffrey S. Swartz was confirmed as a principal of Demeter by the National Futures Association on October 23, 2003.





       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

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
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Millburn L.P.), is
incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-25605) filed with the Securities and Exchange Commission on November 6, 2001.
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
10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership's Prospectus dated February 26, 2003, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on March 18, 2003.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-25605)
filed with the Securities and Exchange Commission on
November 6, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
       as adopted pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002.
(B)	Reports on Form 8-K. - None.

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




                     Morgan Stanley Charter Millburn L.P.
                     (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

November 14, 2003    By:/s/Jeffrey D. Hahn
                           Jeffrey D. Hahn
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.