Form 10-Q
period 2004-03-31
MORGAN STANLEY CHARTER MILLBURN LP
filed 2004-05-11
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004 or

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

Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes            No    X


       <table>	MORGAN STANLEY CHARTER MILLBURN L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2004


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2004
		(Unaudited) and December 31, 2003...........................2

		Statements of Operations for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited).........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended March 31, 2004 and 2003 (Unaudited)..........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited).........................5

		Notes to Financial Statements (Unaudited)................6-10

Item 2. Management's Discussion and Analysis of
		   Financial Condition and Results of Operations........11-18

Item 3. Quantitative and Qualitative Disclosures about
		   Market Risk.........................................19-31

Item 4. Controls and Procedures................................32


Part II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................33

Item 2. Changes in Securities and Use of Proceeds............33-34

Item 6. Exhibits and Reports on Form 8-K.....................34-36


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF FINANCIAL CONDITION
				March 31,	December 31,
				       2004       	       2003
				$	$
				(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash		69,146,079	59,756,846

	Net unrealized gain on open contracts (MS&Co.)	   3,013,953	    4,376,376

		Total Trading Equity	72,160,032	64,133,222

Subscriptions receivable	2,998,926	2,719,812
Interest receivable (Morgan Stanley DW)	        56,732	          45,599

		Total Assets	   75,215,690	   66,898,633

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	2,986,673	1,601,321
Accrued brokerage fees (Morgan Stanley DW)	380,329	319,177
Accrued management fees	       121,704	         102,137

		Total Liabilities	    3,488,706	       2,022,635

Partners' Capital

Limited Partners (6,198,109.334 and
	5,778,353.071 Units, respectively)	70,957,708	64,188,800
General Partner (67,195.701 and
	61,862.368 Units, respectively)	       769,276	         687,198

		Total Partners' Capital	  71,726,984	    64,875,998

		Total Liabilities and Partners' Capital	    75,215,690	    66,898,633


NET ASSET VALUE PER UNIT	             11.45	             11.11


	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


				    For the Quarters Ended March 31,

				       2004       	       2003
				$	$
REVENUES

	Trading profit (loss):
		Realized	4,628,262	6,567,133
		Net change in unrealized	    (1,362,423)	     (5,788,445)

			Total Trading Results 	3,265,839	778,688

	Interest income (Morgan Stanley DW)	       151,928	         173,776

			Total	    3,417,767	        952,464


EXPENSES

	Brokerage fees (Morgan Stanley DW)	1,075,190	817,508
	Management fees	344,060	242,225
	Incentive fees	          -  	         476,219

			Total	   1,419,250	       1,535,952


NET INCOME (LOSS)	  1,998,517	          (583,488)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	1,976,439	(578,919)
	General Partner	22,078	(4,569)


NET INCOME (LOSS) PER UNIT

	Limited Partners	0.34	(0.07)
	General Partner	0.34	(0.07)



The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2004 and 2003
	(Unaudited)






				Units of
				Partnership	Limited	General
				       Interest       	    Partners    	     Partner     	      Total
					$	$	$
Partners' Capital,
	December 31, 2002	3,959,184.005	43,800,015	479,826	44,279,841

Offering of Units	630,247.584	7,320,295	70,000	7,390,295

Net Loss		-	(578,919)	(4,569)	(583,488)

Redemptions	   (167,449.655)	   (1,947,391)                 -  	  (1,947,391)

Partners' Capital,
	March 31, 2003	  4,421,981.934	  48,594,000	     545,257	 49,139,257




Partners' Capital,
	December 31, 2003	5,840,215.439	64,188,800	687,198	64,875,998

Offering of Units	873,787.663	9,938,516	60,000	9,998,516

Net Income	-	1,976,439	22,078	1,998,517

Redemptions	   (448,698.067)	   (5,146,047)                 -  	  (5,146,047)

Partners' Capital,
	March 31, 2004	  6,265,305.035	  70,957,708	     769,276	 71,726,984







The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





				    For the Quarters Ended March 31,

				       2004      	       2003
				$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	1,998,517	(583,488)
Noncash item included in net income (loss):
	Net change in unrealized	1,362,423	5,788,445

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(11,133)	(11,353)

Increase in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	61,152	76,331
	Accrued management fees	              19,567	           22,617

Net cash provided by operating activities	   3,430,526	   5,292,552


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	9,998,516	7,390,295
Increase in subscriptions receivable	(279,114)	(1,208,998)
Increase in redemptions payable	1,385,352	625,248
Redemptions of Units	   (5,146,047)	  (1,947,391)

Net cash provided by financing activities	   5,958,707	   4,859,154

Net increase in cash	9,389,233	10,151,706

Balance at beginning of period	   59,756,846	 40,616,156

Balance at end of period	   69,146,079	 50,767,862





The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Millburn L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2003 Annual Report on Form 10-K.

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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the
       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED) potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts	    Longest Maturities

	Exchange-	  Off-Exchange-		Exchange- 	 Off-Exchange-
Date	  Traded  	    Traded   	  Total  	   Trade  	  Traded
	$	  $	  $

Mar. 31, 2004	5,844,618	(2,830,665)	3,013,953	Dec. 2004	Jun. 2004
Dec. 31, 2003	2,040,760	2,335,616	4,376,376	Jun. 2004	Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are
       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $74,990,697 and $61,797,606 at March 31, 2004 and December 31,
2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency
       contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership's assets.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership
       has performed in the past.  Past performance is not
necessarily indicative of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 10 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2004
The Partnership recorded revenues including interest income totaling $3,417,767 and expenses totaling $1,419,250, resulting in net income of $1,998,517 for the quarter ended March 31, 2004. The Partnership's net asset value per Unit increased from $11.11 at December 31, 2003 to $11.45 at March 31, 2004.

The most significant trading gains of approximately 7.6% were generated in the global interest rate markets from long positions in European and U.S. interest rate futures during February and March. During February, global bond prices rallied after central banks, such as the European Central Bank and U.S. Federal Reserve, reported no need to raise interest rates due to a lack of inflation. During March, prices trended higher due to uncertainty in the global equity markets, disappointing U.S. economic data and safe haven buying following the terrorist attack in Madrid. Within the global stock index sector, gains of approximately 1.2% were experienced, primarily during March, from long positions in Japanese stock index futures as equity prices rallied higher in response to positive economic data that reflected the steady pace of Japan's economic recovery. Additional gains of approximately 0.9% were experienced in the energy markets, primarily during February, from long futures
       positions in unleaded gasoline and crude oil as low market supply, falling inventory levels and production cut announcements from OPEC caused prices to increase. In the metals markets, gains of approximately 0.8% were recorded throughout the quarter from long futures positions in copper as industrial metals prices trended higher in response to greater demand from Asia driven by a declining U.S. dollar. Smaller gains of approximately 0.5% were recorded in the agricultural markets from long futures positions in corn as growing U.S. exports and heightened demand from Asia pushed prices higher during the quarter. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 7.1% in the currency sector, primarily during February and March, from positions in the euro against the U.S. dollar and Japanese yen as the euro experienced significant short-term price volatility. Additional losses were incurred from positions in the Czech koruna versus the U.S. dollar as the value of the koruna also moved without consistent direction throughout the quarter. During February, further currency losses were experienced from long positions in the Japanese yen against the U.S. dollar as the value of the yen reversed sharply lower after the elevation of Japan's national security alert and market intervention by the Bank of Japan. Long positions in the Singapore dollar versus the U.S. dollar also recorded losses during February as the value of the Singapore dollar weakened in tandem with the value of the yen. Losses were recorded in the Asian currencies during March from newly established short Japanese yen positions against the U.S. dollar, as the yen reversed higher due to speculation that the Bank of Japan would be relaxing its efforts to weaken the yen in the future. Elsewhere in the currency markets, losses were recorded, primarily in March, from long positions in the Korean won against the U.S. dollar as political turmoil in South Korea caused the won to decline.

For the Quarter Ended March 31, 2003
The Partnership recorded revenues including interest income totaling $952,464 and expenses totaling $1,535,952, resulting in a net loss of $583,488 for the quarter ended March 31, 2003. The
Partnership's net asset value per Unit decreased from $11.18 at December 31, 2002 to $11.11 at March 31, 2003.

The most significant trading losses of approximately 3.8% were recorded in the currency markets, primarily during February and March, from positions in the Japanese yen versus the U.S. dollar as the value of the yen moved without consistent direction in response to changing perceptions regarding the progress of military action against Iraq and ongoing uncertainty regarding the Japanese economy. Additional losses of approximately 0.5% were recorded in the global stock index markets, primarily during January and February, from positions in Asian stock index futures from trendless equity prices amid a continued lack of confidence in the global economy, particularly in the Pacific Rim region. A
       portion of the Partnership's overall losses was offset by gains of approximately 4.5% recorded in the energy markets, primarily during February, from long positions in natural gas futures as prices jumped sharply higher amid prolonged frigid temperatures in the northeastern and midwestern U.S. Additional gains were recorded from long futures positions in crude oil and its related products as prices continued to trend higher amid the
looming threat of military action against Ira	q.  Gains of
approximately 2.4% were recorded in the global interest rate markets, primarily during February, from long positions in German and U.S. interest rate futures as prices moved higher as investors continued to seek the safe haven of fixed income investments in response to prolonged uncertainty in global equity markets.


       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK


Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open
       positions, the volatility present within the markets, and the liquidity of the markets.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.
       The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent
       the 10th worst outcome from Demeter's simulated profit and loss series.
The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2004 and 2003. At March 31, 2004 and 2003, the Partnership's total capitalization was approximately $72 million and $49 million, respectively.

Primary Market           March 31, 2004          March 31, 2003
Risk Category	  	     Value at Risk   	     Value at Risk

Interest Rate 	(2.16)%	(0.65)%
Currency	(1.48)	(1.51)
Equity	(0.76)	(0.41)
Commodity	(1.30)	(0.61)
Aggregate Value at Risk	(3.04)%	(1.87)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a
       percentage of total net assets for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004.
Primary Market Risk Category        High      Low      Average
Interest Rate	(2.16)%	(0.78)%	(1.43)%

Currency	(2.74)	(1.29)	(1.98)

Equity	(1.14)	(0.64)	(0.82)

Commodity	(1.30)	(0.39)	(0.99)

Aggregate Value at Risk	            (3.55)%	(1.87)%	(2.81)%

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

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2004 and 2003 and for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 89% as of March 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.
       The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at March 31, 2004 was to the global interest rate sector. Exposure was primarily spread across the Japanese, European and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index
       and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability.
The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at March 31, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2004, the Partnership's major exposures were to the euro, Japanese yen and British pound currency crosses as well as to outright U.S. dollar positions. Outright positions consist of
       the U.S. dollar vs. other currencies.  These other
currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. The third largest market exposure of the Partnership at March 31, 2004 was primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2004, the Partnership's primary exposures were to the TOPIX (Japan) and DAX (Germany) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. At March 31, 2004, the Partnership's energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at March 31, 2004 was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor, from time to time, takes positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.


Soft Commodities and Agriculturals.  At March 31, 2004, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the corn and cotton markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership at March 31, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2004 were in euros, Hong Kong dollars and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

       Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash.  Cash is the only Partnership
investment directed by Demeter, rather than the Trading Advisor.
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

The Partnership registered an additional 2,000,000 Units pursuant to another Registration Statement on Form S-1, which became effective on April 28, 2004 (SEC File Number 333-113893).

The managing underwriter for the Partnership is Morgan Stanley
DW.

       Units are continuously sold at monthly closings at a
purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

Through March 31, 2004, 9,115,262.451 Units were sold, leaving
9,884,737.549 Units unsold. The aggregate price of the Units sold through March 31, 2004 was $95,858,665.

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
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership's Prospectus,
dated April 28, 2004, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on May 4, 2004.
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
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 28, 2004, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on May 4, 2004.
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

10.08	Form of Subscription Agreement Update Form is
incorporated by reference to Exhibit C of the
Partnership's Prospectus, dated April 28, 2004, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on May 4, 2004.
10.09	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-25605)
filed with the Securities and Exchange Commission on
November 6, 2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to rules 13a-15(e) and 15d-15(e), as adopted
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership, pursuant to rules 13a-15(e) and 15d-15(e),
as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	Reports on Form 8-K

On April 26, 2004, the Partnership filed the Current Report on
Form 8-K for the purpose of reporting, under Item 5, changes made to the Board of Directors of Demeter.

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




                     Morgan Stanley Charter Millburn L.P.
                     (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

May 17, 2004         By:/s/Jeffrey D. Hahn
                           Jeffrey D. Hahn
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.