Form 10-Q
period 2004-06-30
MORGAN STANLEY CHARTER MILLBURN LP
filed 2004-08-12
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2004


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2004
		(Unaudited) and December 31, 2003...........................2

		Statements of Operations for the Quarters Ended
		June 30, 2004 and 2003 (Unaudited)..........................3

		Statements of Operations for the Six Months
	  Ended June 30, 2004 and 2003 (Unaudited).......... .........4

		Statements of Changes in Partners' Capital for the
	  Six Months Ended June 30, 2004 and 2003 (Unaudited).........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2004 and 2003 (Unaudited)..........................6

		Notes to Financial Statements (Unaudited)................7-11

Item 2. Management's Discussion and Analysis of
		   Financial Condition and Results of Operations........12-22

Item 3. Quantitative and Qualitative Disclosures about
		   Market Risk.........................................23-35

Item 4. Controls and Procedures................................36


PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds............37-38

Item 5. Other Information....................................38-40

Item 6. Exhibits and Reports on Form 8-K.....................41-43


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF FINANCIAL CONDITION
				June 30,	December 31,
				       2004       	       2003
				$	$
				(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash		57,398,392	59,756,846

	Net unrealized gain on open contracts (MS&Co.)	     717,124	    4,376,376

		Total Trading Equity	58,115,516	64,133,222

Subscriptions receivable	1,162,838	2,719,812
Interest receivable (Morgan Stanley DW)	       48,589	          45,599

		Total Assets	  59,326,943	   66,898,633

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	2,477,295	1,601,321
Accrued brokerage fees (Morgan Stanley DW)	315,563	319,177
Accrued management fees	      100,980	         102,137

		Total Liabilities	   2,893,838	       2,022,635

Partners' Capital

Limited Partners (5,878,962.077 and
	5,778,353.071 Units, respectively)	55,795,372	64,188,800
General Partner (67,195.701 and
	61,862.368 Units, respectively)	       637,733	         687,198

		Total Partners' Capital	   56,433,105	    64,875,998

		Total Liabilities and Partners' Capital	   59,326,943	    66,898,633


NET ASSET VALUE PER UNIT	             9.49	             11.11


	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


				    For the Quarters Ended June 30,

				       2004       	       2003
				$	$

REVENUES
	Trading profit (loss):
		Realized	(8,705,929)	471,716
		Net change in unrealized	   (2,296,829)	     3,361,425

			Total Trading Results 	(11,002,758)	3,833,141

	Interest income (Morgan Stanley DW)	       154,299	         158,460

			Total	   (10,848,459)	      3,991,601


EXPENSES

	Brokerage fees (Morgan Stanley DW)	1,027,159	885,133
	Management fees	        328,691	         262,263

			Total	      1,355,850	       1,147,396


NET INCOME (LOSS)	     (12,204,309)	         2,844,205


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(12,072,766)	2,813,914
	General Partner	(131,543)	30,291


NET INCOME (LOSS) PER UNIT

	Limited Partners	(1.96)	0.66
	General Partner	(1.96)	0.66





The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


				    For the Six Months Ended June 30,

				       2004       	       2003
				$	$

REVENUES
	Trading profit (loss):
		Realized	(4,077,667)	7,038,849
		Net change in unrealized	    (3,659,252)	     (2,427,020)

			Total Trading Results 	(7,736,919)	4,611,829

	Interest income (Morgan Stanley DW)	       306,227	         332,236

			Total	    (7,430,692)	      4,944,065


EXPENSES

	Brokerage fees (Morgan Stanley DW)	2,102,349	1,702,641
	Management fees	672,751	504,488
	Incentive fee	          -  	         476,219

			Total	   2,775,100	       2,683,348


NET INCOME (LOSS)	    (10,205,792)	         2,260,717


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(10,096,327)	2,234,995
	General Partner	(109,465)	25,722


NET INCOME (LOSS) PER UNIT

	Limited Partners	(1.62)	0.59
	General Partner	(1.62)	0.59





The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2004 and 2003
	(Unaudited)






				Units of
				Partnership	Limited	General
				       Interest       	    Partners    	     Partner     	      Total
					$	$	$
Partners' Capital,
	December 31, 2002	3,959,184.005	43,800,015	479,826	44,279,841

Offering of Units	1,327,871.776	15,547,182	110,000	15,657,182

Net Income	-	2,234,995	25,722	2,260,717

Redemptions                                                 (311,253.964)	   (3,620,884)                 -  	  (3,620,884)

Partners' Capital,
	June 30, 2003                                        4,975,801.817	  57,961,308	     615,548	 58,576,856




Partners' Capital,
	December 31, 2003	5,840,215.439	64,188,800	687,198	64,875,998

Offering of Units	1,405,239.511	15,225,907	60,000	15,285,907

Net Loss		-	(10,096,327)	(109,465)	(10,205,792)

Redemptions                                             (1,299,297.172)	   (13,523,008)                 -  	  (13,523,008)

Partners' Capital,
	June 30, 2004                                       5,946,157.778		  55,795,372	     637,733	 56,433,105








The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





				    For the Six Months Ended June 30,

				       2004      	       2003
				$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(10,205,792)	2,260,717
Noncash item included in net income (loss):
	Net change in unrealized	3,659,252	2,427,020

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(2,990)	(1,129)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(3,614)	104,608
	Accrued management fees	       (1,157)       	             30,996

Net cash provided by (used for) operating activities	   (6,554,301)	   4,822,212


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	15,285,907	15,657,182
(Increase) decrease in subscriptions receivable	1,556,974	(2,297,796)
Increase in redemptions payable	875,974	123,111
Redemptions of Units	    (13,523,008)	  (3,620,884)

Net cash provided by financing activities	       4,195,847	   9,861,613

Net increase (decrease) in cash	(2,358,454)	14,683,825

Balance at beginning of period	      59,756,846	 40,616,156

Balance at end of period	      57,398,392	 55,299,981




The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2004

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

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is
       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. Millburn Ridgefield Corporation (the "Trading Advisor") is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW pays interest received from MS & Co. and MSIL with respect to such Partnership's assets deposited as margin. The Partnership pays brokerage fees to Morgan Stanley DW.

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
       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Losses)
	on Open Contracts	    Longest Maturities

	Exchange-	  Off-Exchange-		Exchange- 	 Off-Exchange-
Date	  Traded  	    Traded   	  Total  	   Trade  	  Traded
	$	  $	  $

Jun. 30, 2004	927,452	(210,328)	717,124	Dec. 2004	Sep. 2004
Dec. 31, 2003	2,040,760	2,335,616	4,376,376	Jun. 2004	Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations
       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED) in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $58,325,844 and $61,797,606 at June 30, 2004 and December 31, 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially

       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

The Partnership's investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no
       trading.  These market conditions could prevent the
Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading program to take advantage of price movements in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit/loss" for open (unrealized) contracts, and recorded as "Realized trading profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2004
The Partnership recorded losses net of interest income totaling $10,848,459 and expenses totaling $1,355,850, resulting in a net loss of $12,204,309 for the quarter ended June 30, 2004. The Partnership's net asset value per Unit decreased from $11.45 at March 31, 2004 to $9.49 at June 30, 2004.

The most significant trading losses of approximately 6.0% were generated in the global interest rate futures markets primarily during April from long European and U.S. interest rate futures positions as prices tumbled following the release of stronger than expected U.S. jobs data. During May, newly established short positions in European interest rate futures experienced losses when prices moved higher due to geopolitical concerns, expanding energy prices and weaker than expected economic data. Additional losses were incurred during June from long positions in Japanese interest rate futures as prices decreased early in the month amid anticipation that the Bank of Japan would raise interest rates. Later in the month, losses were recorded from newly established short positions as prices rose following the Japanese Central Bank's decision to leave their interest rate
       policy unchanged. In the currency markets, losses of
approximately 5.1% were incurred from both long and short positions in the Japanese yen relative to the dollar as the value of the yen experienced significant short-term price volatility due to conflicting economic data regarding a Japanese economic recovery, uncertainty regarding a currency market intervention by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant "whipsawing" throughout the quarter in tandem with the Japanese yen. Elsewhere in the currency markets, losses were experienced in the Korean won against the U.S. dollar as the value of the won also moved without consistent direction throughout the quarter. Within the global stock index markets, losses of approximately 3.4% were incurred during April and May from long positions in European and Pacific Rim equity index futures as prices drifted lower amid the continuing difficulties in Iraq, fears of global terrorism and concerns of higher interest rates. Smaller losses of approximately 1.7% were experienced in the metals markets, primarily during April from long futures positions in gold as precious metals prices weakened due to the strength in the U.S. dollar. A portion of the Partnership's overall losses was offset by gains of approximately 0.7% in the energy markets, primarily during May, from long
       futures positions in unleaded gasoline as prices increased sharply amid fears of potential terrorist attacks against Saudi Arabian oil facilities and disruptions in Iraqi oil production and distribution.

The Partnership recorded losses net of interest income totaling $7,430,692 and expenses totaling $2,775,100, resulting in a net loss of $10,205,792 for the six months ended June 30, 2004. The Partnership's net asset value per Unit decreased from $11.11 at December 31, 2003 to $9.49 at June 30, 2004.

The most significant trading losses of approximately 11.8% were experienced in the currency markets from positions in the Japanese yen versus the U.S. dollar. These losses were experienced throughout the year from both long and short positions in the Japanese yen relative to the U.S dollar as the value of the yen experienced significant short-term price volatility due to conflicting economic data regarding a Japanese economic recovery, uncertainty regarding a currency market intervention by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and uncertainty regarding the direction of U.S. and Japanese interest rates. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant "whipsawing" throughout the year in tandem with the Japanese yen. Elsewhere in the currency markets,
       losses were experienced in the Korean won against the U.S.
dollar as the value of the won also moved without consistent direction throughout most of the year. Smaller losses were recorded from positions in euro and Czech koruna versus the U.S. dollar, primarily during the first quarter as the value of these currencies also moved in a trendless pattern. Within the global stock index markets, losses of approximately 2.2% were incurred during April and May from long positions in European equity index futures as prices drifted lower amid the continuing difficulties in Iraq, fears of global terrorism and concerns of higher interest rates. Within the metals markets, losses of approximately 1.0% were generated during April from long futures positions in gold as precious metals prices weakened due to the strength in the U.S. dollar. A portion of the Partnership's overall losses was offset by gains of approximately 1.6% in the energy markets during February and May from long positions in unleaded gasoline and crude oil futures as prices trended higher amid fears of potential terrorist attacks against Saudi Arabian oil facilities and disruptions in Iraqi oil production, falling inventory levels, and uncertainty regarding production levels from OPEC. Additional gains of approximately 1.2% were generated in the global interest rate futures markets, primarily during February and March from long positions in U.S. interest rate futures as prices trended higher on speculation about European and U.S. interest rate policy, uncertainty in global equity
       markets, and safe-haven buying following a major terrorist attack in Madrid.

For the Quarter and Six Months Ended June 30, 2003
The Partnership recorded revenues including interest income totaling $3,991,601 and expenses totaling $1,147,396, resulting in net income of $2,844,205 for the quarter ended June 30, 2003. The Partnership's net asset value per Unit increased from $11.11 at March 31, 2003 to $11.77 at June 30, 2003.

The most significant trading gains of approximately 6.6% were recorded in the global interest rate markets from long positions in Japanese, European, and U.S. interest rate futures as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Additional gains of approximately 3.5% were established in the currency markets from long positions in the euro versus the U.S. dollar as the value of the euro rose to an all time high following the decision by the European Central Bank to leave interest rates unchanged. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 1.7% recorded in the energy markets from long positions in natural gas futures as prices reversed sharply lower during June following news of larger than expected U.S. reserves. Additional losses of approximately 1.2% in the agricultural markets were incurred from positions in corn futures as prices
       moved without consistent direction amid weather related concerns throughout the U.S. midwest.

The Partnership recorded revenues including interest income totaling $4,944,065 and expenses totaling $2,683,348, resulting in net income of $2,260,717 for the six months ended June 30, 2003.
The Partnership's net asset value per Unit increased from $11.18 at December 31, 2002 to $11.77 at June 30, 2003.

The most significant trading gains of approximately 9.2% in the global interest rate markets were produced from long positions in German and U.S. interest rate futures as prices moved higher during February as investors continued to seek the "safe haven" of fixed income investments in response to prolonged uncertainty in global equity markets. During May, long positions in European, U.S., and Japanese interest rate futures recorded gains as prices trended higher amid speculation of an interest rate cut by the Federal Reserve and lingering doubts concerning a global economic recovery. Additional gains of approximately 2.7% in the energy markets resulted from long positions in natural gas futures as prices jumped sharply higher during February amid fears that extremely cold weather in the U.S. northeast and midwest could further deplete already diminished supplies. A portion of the Partnership's overall gains was offset by losses of approximately 1.3% in the agricultural markets from positions in corn futures as prices moved without consistent direction amid weather related
       concerns throughout the U.S. midwest.  Smaller losses of approximately 0.4% were incurred in the currency markets primarily during March from positions in the Japanese yen versus the U.S. dollar as the Japanese currency initially reversed lower and then moved without consistent direction in response to changing perceptions regarding the progress of military action against Iraq.


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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin. Gains/losses on off-exchange-traded forward currency contracts are settled at the termination of the contract or more frequently, as agreed upon with each counterparty.

       The Partnership's total market risk may increase or
decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership's Trading Value at Risk
The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-
       looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily
       market data (1,000 observations) and revalues its
portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.
This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

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

The Partnership's Value at Risk in Different Market Sectors
       The following table indicates the VaR associated with the
Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2004 and 2003. At June 30, 2004 and 2003, the Partnership's total capitalization was approximately $56 million and $59 million, respectively.

Primary Market           June 30, 2004            June 30, 2003
Risk Category	  	     Value at Risk   	     Value at Risk

Currency 	(1.76)%	(1.29)%
Interest Rate	(0.96)	(1.18)
Equity	(0.95)	(0.64)
Commodity	(0.32)	(0.39)
Aggregate Value at Risk	(2.05)%	(1.87)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004.

Primary Market Risk Category        High      Low      Average
Currency	(2.74)%	(1.48)%	(2.10)%

Interest Rate	(2.16)	(0.78)	(1.37)

Equity	(1.14)	(0.76)	(0.90)

Commodity	(1.30)	(0.32)	(0.97)

Aggregate Value at Risk	(3.55)%	(2.05)%	(2.85)%


Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the
Partnership is typically many times the applicable margin
requirements.  Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other
investments.  The relative size of the positions held may cause
       the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future
positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2004 and 2003 and for the four quarter-end reporting periods from July 1, 2003 through June 30,
       2004.  VaR is not necessarily representative of the
Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 108% as of June 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2004, the Partnership's major exposures were to the euro, Canadian dollar, Japanese yen, Norwegian krone, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership at June 30, 2004 was to the global interest rate sector. Exposure was primarily spread across the Japanese, European and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its
       stock index and currency positions.  Interest rate
movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The third largest market exposure of the Partnership at June 30, 2004 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2004, the Partnership's primary exposures were to the DAX (Germany), S&P 500 (U.S.), and NASDAQ (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

       Commodity.
Energy. At June 30, 2004, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at June 30, 2004 was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor, from time to time, takes positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.


Soft Commodities and Agriculturals.  At June 30, 2004, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton and corn markets. Supply and demand inequalities, severe weather
       disruptions and market expectations affect price
movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership at June 30, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2004 were in euros, Hong Kong dollars, and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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
   (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

   (b)	There have been no significant changes during the
period covered by this quarterly report in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.
       Through June 30, 2004, 9,646,714.299 Units were sold, leaving 11,353,285.701 Units unsold. The aggregate price of the Units sold through June 30, 2004 was $101,146,056.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management.    Effective June 21, 2004, the following changes have
been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey D. Hahn resigned the position of Chief Financial
Officer and Director of Demeter.

Mr. Todd Taylor, age 41, is a Director of Demeter. Mr. Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager in St. Louis in 1997. Three years later, in 2000, Mr. Taylor was appointed to a newly created position, Director of Individual Investor Group ("IIG") Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director.
       Currently a member of the firm's E-Learning Council, Mr.
Taylor is also a current member of the Securities Industry/Regulatory Council on Continuing Education. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 34, will become a Director of Demeter once he has registered with the National Futures Association ("NFA") as a principal, which registration is currently pending. Mr. Seugling is an Executive Director at Morgan Stanley and currently serves as Director of Client Solutions for US Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October 1991 to June 1993. Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within the division. He was named Vice President in 1996 and an Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. His registration with the NFA as a principal is currently pending. He currently serves as an Executive Director and Controller of Client Solutions at Morgan Stanley. Mr. Perry
       joined Morgan Stanley in October 2000 and is also Chief
Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc. and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.


















       Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership's Prospectus,
dated April 28, 2004, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on May 4, 2004.
3.02	Certificate of Limited Partnership, dated July 15, 1998,
is incorporated by reference to Exhibit 3.02 of the
Partnership's Registration Statement on Form S-1 (File
No. 333-60103) filed with the Securities and Exchange
Commission on July 29, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Millburn L.P.), is
incorporated by reference to Exhibit 3.01 of the
Partnership's Form 8-K (File No. 0-25605) filed with the Securities and Exchange Commission on November 6, 2001.
10.01	Management Agreement, dated as of November 6, 1998, among
the Partnership, Demeter, and Millburn Ridgefield
Corporation, is incorporated by reference to Exhibit
10.01 of the Partnership's Quarterly Report on Form 10-Q
(File No. 0-25605) filed with the Securities and Exchange Commission on May 17, 1999.
10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership's Prospectus, dated April 28, 2004, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on May 4, 2004.
10.03	Amended and Restated Escrow Agreement, dated as of August
31, 2002, among the Partnership, Morgan Stanley Charter
Graham L.P., Morgan Stanley Charter Welton L.P., Morgan
Stanley Charter MSFCM L.P., Morgan Stanley DW and JP
Morgan Chase Bank, is incorporated by reference to
Exhibit 10.04 of the Partnership's Registration Statement on Form S-1 (File No. 333-103170) filed with the
Securities and Exchange Commission on February 13, 2003.


       10.04	Amended and Restated Customer Agreement between
the Partnership and Morgan Stanley DW, dated as of
November 13, 2000, is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-
25605) filed with the Securities and Exchange Commission
on November 6, 2001.
10.05	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, acknowledged and agreed to by Morgan
Stanley DW, dated as of November 6, 2000, is incorporated
by reference to Exhibit 10.02 of the Partnership's Form
8-K (File No. 0-25605) filed with the Securities and
Exchange Commission on November 6, 2001.
10.06	Customer Agreement between the Partnership and MSIL,
dated as of November 6, 2000, is incorporated by
reference to Exhibit 10.04 of the Partnership's Form 8-K
(File No. 0-25605) filed with the Securities and Exchange Commission on November 6, 2001.
10.07	Foreign Exchange and Options Master Agreement between MS
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

(B)	Reports on Form 8-K - None.

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




                     Morgan Stanley Charter Millburn L.P.
                     (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

August 16, 2004      By:/s/Kevin Perry
                           Kevin Perry
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.