Form 10-Q
period 2004-09-30
MORGAN STANLEY CHARTER MILLBURN LP
filed 2004-11-12
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to


Commission File Number 0-25605

	MORGAN STANLEY CHARTER MILLBURN L.P.

	(Exact name of registrant as specified in its charter)


		Delaware						     13-4018065
(State or other jurisdiction of		   	 (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
330 Madison Avenue, 8th Floor
New York, NY						 		    10017
(Address of principal executive offices)	  	      (Zip Code)

Registrant's telephone number, including area code (212) 905-2700

825 Third Avenue, 9th Floor, New York, NY 10022



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

	September 30, 2004


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2004
		(Unaudited) and December 31, 2003...........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2004 and 2003 (Unaudited)...............3

		Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)...4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2004 and 2003 (Unaudited).....................5

		Notes to Financial Statements (Unaudited)................6-11

Item 2. Management's Discussion and Analysis of
		   Financial Condition and Results of Operations........12-24

Item 3. Quantitative and Qualitative Disclosures about
		   Market Risk.........................................25-38

Item 4. Controls and Procedures................................38


PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds...............39

Item 5. Other Information.......................................40

Item 6. Exhibits and Reports on Form 8-K.....................40-42


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF FINANCIAL CONDITION
				September 30,	December 31,
				       2004       	       2003
				$	$
				(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash		49,049,120	59,756,846

	Net unrealized gain on open contracts (MS&Co.)	   3,126,168	    4,376,376

		Total Trading Equity	52,175,288	64,133,222

Subscriptions receivable	627,835	2,719,812
Interest receivable (Morgan Stanley DW)	        64,722	          45,599

		Total Assets	  52,867,845	   66,898,633

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	1,492,535	1,601,321
Accrued brokerage fees (Morgan Stanley DW)	267,584	319,177
Accrued management fees	       85,626	         102,137

		Total Liabilities	   1,845,745	       2,022,635

Partners' Capital

Limited Partners (5,687,242.702 and
	5,778,353.071 Units, respectively)	50,426,305	64,188,800
General Partner (67,195.701 and
	61,862.368 Units, respectively)	         595,795	         687,198

		Total Partners' Capital	    51,022,100	    64,875,998

		Total Liabilities and Partners' Capital	    52,867,845	    66,898,633


NET ASSET VALUE PER UNIT	              8.87	             11.11



	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

               For the Three Months                        For the Nine Months
  	   Ended September 30,	                   Ended September 30,

                                                                               2004   	   2003  	   2004   	     2003
                                                                                  $		$			$		$
REVENUES
	Trading profit (loss):
		Realized	(5,200,637) 	(949,190)	(9,278,304)	6,089,659
		Net change in unrealized	   2,409,044	   3,545,604 	   (1,250,208)	       1,118,584

		   Total Trading Results 	 (2,791,593)		   2,596,414	(10,528,512)	7,208,243

	Interest income (Morgan Stanley DW)	   183,102	       162,351 	     489,329	     494,587

		   Total  	   (2,608,491)	     2,758,765	  (10,039,183)	    7,702,830

EXPENSES

	Brokerage fees (Morgan Stanley DW)	839,361	   980,853	2,941,710	2,683,494
	Management fees 	268,597	        306,061	941,348	810,549
	Incentive fee	            -  	            -  	            -  	      476,219

		   Total 	   1,107,958	     1,286,914	   3,883,058 	  3,970,262


NET INCOME (LOSS) 	     (3,716,449)	     1,471,851	  (13,922,241)	   3,732,568


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(3,674,511)		   1,455,890             (13,770,838)	3,690,885
	General Partner	(41,938)		        15,961                  (151,403)	   41,683


NET INCOME (LOSS) PER UNIT

	Limited Partners	(0.62)	   0.30                        (2.24)	0.89
	General Partner	(0.62)	0.30                        (2.24)		0.89





The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2004 and 2003
	(Unaudited)






				Units of
				Partnership	Limited	General
				       Interest       	    Partners    	     Partner     	      Total
					$	$	$
Partners' Capital,
	December 31, 2002	3,959,184.005	43,800,015	479,826	44,279,841

Offering of Units	1,861,072.081	21,910,135	170,000	22,080,135

Net Income	-	3,690,885	41,683	3,732,568

Redemptions                                                 (473,585.814)	   (5,582,167)                 -  	  (5,582,167)

Partners' Capital,
	September 30, 2003                              5,346,670.272	  63,818,868	      691,509	 64,510,377




Partners' Capital,
	December 31, 2003	5,840,215.439	64,188,800	687,198	64,875,998

Offering of Units	1,654,857.176	17,438,886	60,000	17,498,886

Net Loss		-	(13,770,838)	(151,403)	(13,922,241)

Redemptions                                              (1,740,634.212)	   (17,430,543)                 -  	  (17,430,543)

Partners' Capital,
	September 30, 2004                              5,754,438.403	  50,426,305	     595,795	 51,022,100








The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





				    For the Nine Months Ended September 30,

				       2004      	       2003
				$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(13,922,241)	3,732,568
Noncash item included in net income (loss):
	Net change in unrealized	1,250,208	(1,118,584)

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(19,123)	(1,618)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(51,593)	108,857
	Accrued management fees	                (16,511)	               40,112

Net cash provided by (used for) operating activities	   (12,759,260)	   2,761,335


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units	17,498,886	22,080,135
(Increase) decrease in subscriptions receivable	2,091,977	(463,060)
Increase (decrease) in redemptions payable	(108,786)	472,547
Redemptions of Units	    (17,430,543)	  (5,582,167)

Net cash provided by financing activities	      2,051,534	   16,507,455

Net increase (decrease) in cash	(10,707,726)	19,268,790

Balance at beginning of period	   59,756,846	 40,616,156

Balance at end of period	  49,049,120	 59,884,946






The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2004

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

1.  Organization
Morgan Stanley Charter Millburn L.P. is a Delaware limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Campbell L.P., Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter MSFCM L.P.

The Partnership's general partner is Demeter Management
Corporation ("Demeter").  The non-clearing commodity broker is
       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. Millburn Ridgefield Corporation (the "Trading Advisor") is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays the Partnership interest income at a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW pays interest received from MS & Co. and MSIL with respect to such Partnership's assets deposited as margin. The Partnership pays brokerage fees to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and
       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED) price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.

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

       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains
	on Open Contracts	    Longest Maturities

	Exchange-	  Off-Exchange-		Exchange- 	 Off-Exchange-
Date	  Traded  	    Traded   	  Total  	   Trade  	  Traded
	$	  $	  $

Sep. 30, 2004	3,105,846	20,322	3,126,168	Mar. 2005	Dec. 2004
Dec. 31, 2003	2,040,760	2,335,616	4,376,376	Jun. 2004	Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in

       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $52,154,966 and $61,797,606 at September 30, 2004 and December 31, 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward
MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS &


Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions, exchanges and sales of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than
       in the context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit
(loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership's trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded losses net of interest income totaling $2,608,491 and expenses totaling $1,107,958, resulting in a net loss of $3,716,449 for the three months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $9.49 at June 30, 2004 to $8.87 at September 30, 2004.

The most significant trading losses of approximately 5.3% were recorded in the currency markets during July from long positions in the euro, Czech koruna, and Japanese yen versus the U.S. dollar as the value of the dollar strengthened amid the release of positive economic data regarding consumer confidence and upbeat testimony regarding the status of the U.S. economy by Federal Reserve Chairman Alan Greenspan. Short-term volatility in the euro was responsible for losses during August as the value of the euro experienced "whipsawing" due to conflicting economic data and surging energy prices throughout a majority of the month. Finally, losses were experienced during September from long positions in the Japanese yen against the U.S. dollar as the value of the yen declined amid surprisingly low second quarter
       growth, weakness in the equity markets, and the
repatriation of funds by Japanese exporters. Additional losses of approximately 1.5% were incurred in the global stock index markets during July from long positions in U.S. and Japanese equity index futures as prices moved lower early in the month due to the release of disappointing U.S. employment data, higher energy prices, and geopolitical concerns. Further losses were recorded from newly established short positions in U.S. equity index futures towards the end of July and throughout August as prices reversed higher due to a better-than-expected consumer confidence report and strong earnings data. Finally, losses were incurred in September from long positions in Japanese equity index futures as prices drifted lower during mid-month on concerns regarding the future of the Japanese economy amid the release of surprisingly low second quarter growth. Smaller losses of approximately 0.9% were experienced in the global interest rate futures markets, primarily during August, from short positions in Japanese interest rate futures as global bond prices trended higher, boosted by a surge in oil prices earlier in the month and a mixed economic picture generated by reports on U.S. retail sales, jobless claims, and trade deficit. Within the European interest rate futures markets, losses were experienced during July and early September from long positions as prices reversed lower due to the release of strong economic data relating to U.S. consumer confidence, manufacturing and job
       growth.   A portion of the Partnership's overall losses
for the quarter was offset by gains of approximately 1.9% recorded in the energy markets, primarily during July and September, from long positions in heating oil and crude oil as prices strengthened during July and September due to continuing fears about potential terrorist attacks against the production and refining facilities in Saudi Arabia and Iraq, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major disruptions in oil production in the Gulf of Mexico due to Hurricane Ivan, and growing civil unrest in Nigeria. Additional gains of approximately 0.5% were recorded in the agricultural markets, primarily during July and September, from short futures positions in corn as prices trended lower due to ideal weather conditions in the U.S. midwest growing region, reports of increased inventories by the U.S. Department of Agriculture, and weak export demand.


The Partnership recorded losses net of interest income totaling $10,039,183 and expenses totaling $3,883,058, resulting in a net loss of $13,922,241 for the nine months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $11.11 at December 31, 2003 to $8.87 at September 30, 2004.

       The most significant trading losses of approximately 16.5%
were experienced in the currency markets from positions in the Japanese yen versus the U.S. dollar. These losses were experienced throughout the year from both long and short positions in the yen relative to the U.S. dollar and the euro as the value of the yen experienced significant short-term price volatility due to conflicting economic data regarding a Japanese economic recovery, uncertainty regarding a currency market intervention by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and speculation regarding the direction of U.S. and Japanese interest rates. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar, primarily during the first and second quarters, as the value of the Singapore dollar experienced significant "whipsawing" in tandem with the Japanese yen. Elsewhere in the currency markets, losses were experienced in the Korean won against the U.S. dollar as the value of the won also moved without consistent direction throughout the first and second quarters. Smaller losses were recorded from positions in euro and Czech koruna versus the U.S. dollar, primarily during the first quarter, as well as in July and August, as the value of these currencies also moved in a trendless pattern due to conflicting economic data and volatility in oil prices. Within the global stock index markets, losses of approximately 3.6% were incurred during April, May, and July from long positions in European equity index futures as prices drifted lower amid the
       continuing difficulties in Iraq, fears of global
terrorism, and concerns of higher interest rates. Additional losses were recorded during April and July from long positions in U.S. equity index futures as prices declined for the aforementioned reasons. Smaller losses of approximately 0.9% were experienced in the metals markets, primarily during April, from long futures positions in gold as precious metals prices weakened due to the strength in the U.S. dollar. A portion of the Partnership's overall losses for the first nine months of the year was offset by gains of approximately 3.5% in the energy markets. During February, April, May, July, and September, long positions in unleaded gasoline, gas oil, and crude oil futures profited as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major disruptions in oil production in the Gulf of Mexico due to Hurricane Ivan, and growing civil unrest in Nigeria. Additional gains of approximately 0.7% were generated in the agricultural markets during March from long positions in corn futures as prices increased on news of strong demand from Asia. Further gains were experienced during July and August from short positions in corn futures as prices weakened due to ideal weather conditions in the growing regions of the U.S. midwest, reports of increased inventories by the U.S. Department of Agriculture, and weaker export demand. Smaller gains of approximately 0.3% were recorded in the global interest rate
       futures markets, primarily during February and March, from long positions in U.S. interest rate futures as prices trended higher on speculation about U.S. interest rate policy, uncertainty in global equity markets, and safe-haven buying following a major terrorist attack in Madrid.

For the Three and Nine Months Ended September 30, 2003
The Partnership recorded revenues including interest income totaling $2,758,765 and expenses totaling $1,286,914, resulting in net income of $1,471,851 for the three months ended September 30, 2003. The Partnership's net asset value per Unit increased from $11.77 at June 30, 2003 to $12.07 at September 30, 2003.

The most significant trading gains of approximately 2.9% were recorded in the global stock index markets from long positions in Asian stock index futures as prices strengthened during July and August in response to improved investor sentiment regarding the global equity markets and robust Japanese economic data. Additional gains of approximately 1.8% in the currency markets were recorded from long positions in the Japanese yen and the Korean won versus the U.S. dollar during September as the values of these Asian currencies were buoyed by the Bank of Japan's comments regarding its passive currency intervention policy and perceptions that the Japanese economic crisis was finally at a turning point. Smaller gains of approximately 0.9% in the metals markets resulted from long positions in gold futures as prices trended higher during August and September amid technically-based
       buying and a weaker U.S. dollar.  A portion of the
Partnership's overall gains for the quarter was offset by losses of approximately 0.9% in the energy markets from long futures positions in gas oil and heating oil as prices dropped due to increased gasoline supply from Europe and the U.S. Gulf region. Smaller losses stemmed from positions in crude oil futures during September as prices first trailed lower and then unexpectedly reversed higher after OPEC announced that it would move to reduce output by limiting production in an effort to stem declining oil prices. Additional losses of approximately 0.6% in the global interest rate markets were incurred from short positions in U.S. and European interest rate futures as prices reversed higher during September amid renewed fears for an unsustainable economic recovery and lower global equity prices. Losses of approximately 0.6% in the agricultural markets were experienced from long coffee futures positions during August as prices declined amid increased supply and reduced fears concerning future harvests. Additional losses resulted from positions in corn as prices first moved higher during August amid supply fears prompted by weak U.S. harvest expectations and subsequently reversed lower during September after better-than-expected harvests and favorable weather forecasts led to outlooks for increased supply.

The Partnership recorded revenues including interest income totaling $7,702,830 and expenses totaling $3,970,262, resulting in net income of $3,732,568 for the nine months ended September 30,
       2003. The Partnership's net asset value per Unit increased from $11.18 at December 31, 2002 to $12.07 at September 30, 2003.

The most significant trading gains of approximately 8.5% in the global interest rate markets were produced from long positions in German and U.S. interest rate futures as prices moved higher during February as investors continued to seek the security of fixed income investments in response to prolonged uncertainty in global equity markets. During May, long positions in European, U.S., and Japanese interest rate futures recorded gains as prices trended higher amid speculation of an interest rate cut by the Federal Reserve and lingering doubts concerning a global economic recovery. Short positions in European and U.S. interest rate futures yielded gains during July as prices declined amid the release of positive U.S. economic data and fears of increased inflation risks. Additional gains of approximately 3.0% in the global stock index markets were supplied by long positions in Asian stock index futures as prices strengthened during July and August in response to improved investor sentiment regarding the global equity markets and robust Japanese economic data. Gains of approximately 1.7% in the energy markets resulted from long positions in natural gas futures as prices jumped sharply higher during February amid fears that extremely cold weather in the U.S. northeast and midwest could further deplete already diminished supplies. In the currency markets, gains of approximately 1.4% were recorded from long positions in the euro versus the U.S.
       dollar during January as the euro's value climbed higher amid renewed fears of a military conflict with Iraq, increased tensions with North Korea, and weak U.S. economic data. During May, the value of the euro continued to trend higher relative to most currencies following the decision by the European Central Bank to leave interest rates unchanged. Long positions in the South African rand and the Australian dollar versus the U.S. dollar also profited as the value of these currencies strengthened during April amid significant interest rate differentials and strength in commodity prices. A portion of the Partnership's overall gains for the first nine months of the year was offset by losses of approximately 1.9% in the agricultural markets from positions in corn futures as prices moved without consistent direction during January, April, May, August, and September amid weather-related concerns throughout the U.S. midwest.


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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is
       accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS &
Co.

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

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date under the "Partnership's Value at Risk in Different Market Sectors"
       section and significantly exceed the Value at Risk ("VaR")
tables disclosed.

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

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange
       dealer-based instruments.  They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2004 and 2003. At September 30, 2004 and 2003, the Partnership's total capitalization was approximately $51 million and $65 million, respectively.

Primary Market         September 30, 2004      September 30, 2003
Risk Category	  	     Value at Risk   	     Value at Risk

Interest Rate 	(2.02)%	(0.78)%
Currency	(0.98)	(2.44)
Equity	(0.21)	(0.76)
Commodity	(0.77)	(0.98)
Aggregate Value at Risk	(2.70)%	(2.77)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004.

Primary Market Risk Category        High      Low      Average
Interest Rate	(2.16)%	(0.96)%	(1.68)%

Currency	(2.74)	(0.98)	(1.74)

Equity	(1.14)	(0.21)	(0.76)

Commodity	(1.30)	(0.32)	(0.92)

Aggregate Value at Risk	(3.55)%	(2.05)%	(2.83)%


Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio's aggregate market risk exposure, incorporating a range of varied market risks;
reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology's limitations, which include, but may not be limited to the following:
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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership's potential "risk of ruin".
The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2004 and 2003 and for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk
       The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 101% as of September 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the
       strategies used and to be used by Demeter and the Trading
Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
The following were the primary trading risk exposures of the Partnership at September 30, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at September 30, 2004 was to the global interest rate sector. Exposure was primarily spread across the Japanese, European, and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between
       countries, materially impact the Partnership's
profitability. The Partnership's interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at September 30, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2004, the Partnership's major exposures were to the euro, Canadian dollar, Japanese yen, Norwegian krone, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor
       currencies.  Demeter does not anticipate that the risk associated with the Partnership's currency trades will change significantly in the future.

Equity. The third largest market exposure of the Partnership at September 30, 2004 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2004, the Partnership's primary exposures were to the Hang Seng (China), S&P 500 (U.S.), and NASDAQ (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. At September 30, 2004, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in
       the future.  Natural gas has exhibited volatility in
prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at September 30, 2004 was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At September 30, 2004, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the corn and cotton markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership at September 30, 2004:

       Foreign Currency Balances. The Partnership's primary
foreign currency balances at September 30, 2004 were in euros, Hong Kong dollars, and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

       PART II.  OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
Registration Statement on Form S-1  Units Registered
   File Number

Initial Registration	3,000,000.000		November 6, 1998	333-60103
Additional Registration	6,000,000.000		March 27, 2000	333-91569
Additional Registration	10,000,000.000		February 26, 2003	  333-103170
Additional Registration	  2,000,000.000		April 28, 2004	333-113893
Total Units Registered          21,000,000.000

Units sold through 9/30/04	       9,896,331.964
Units unsold through 9/30/04	    11,103,668.036

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2004 was $103,359,035.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the "Use of Proceeds" section of the prospectus included as part of the above referenced Registration Statements.



       Item 5.  OTHER INFORMATION
Management.    The following changes have been made to the Board
of Directors and Officers of Demeter:

Mr. Kevin Perry, Chief Financial Officer of Demeter, was confirmed as a principal of Demeter by the National Futures Association on September 3, 2004.

Mr. William D. Seugling, Director of Demeter, was confirmed as a principal of Demeter by the National Futures Association on October 11, 2004.

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




                     Morgan Stanley Charter Millburn L.P.
                     (Registrant)

                     By:   Demeter Management Corporation
                           (General Partner)

November 15, 2004    By:/s/Kevin Perry
                           Kevin Perry
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.













MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)