Form 10-Q
period 2005-03-31
MORGAN STANLEY CHARTER MILLBURN LP
filed 2005-05-16
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2005


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2005
		(Unaudited) and December 31, 2004...........................2

		Statements of Operations for the Quarters
		Ended March 31, 2005 and 2004 (Unaudited) ..................3

		Statements of Changes in Partners? Capital for the
	  Quarters Ended March 31, 2005 and 2004 (Unaudited) .........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2005 and 2004 (Unaudited).........................5

		Notes to Financial Statements (Unaudited)................6-11

Item 2. Management's Discussion and Analysis of
		   Financial Condition and Results of Operations........12-20

Item 3. Quantitative and Qualitative Disclosures about
		   Market Risk.........................................21-34

Item 4. Controls and Procedures.............................34-35


PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and
		   Use of Proceeds.........................................36

Item 5. Other Information.......................................37

Item 6. Exhibits.............................................37-39


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF FINANCIAL CONDITION
				   March 31,	December 31,
				         2005       	       2004
				  $	$
				(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash		56,623,361	58,204,901

	Net unrealized gain (loss) on open contracts (MSIL)	      (91,142)	      114,741
	Net unrealized gain (loss) on open contracts (MS&Co.)	      (366,582)	   3,182,764

		Total net unrealized gain (loss) on open contracts                    (457,724)	   3,297,505

		Total Trading Equity	56,165,637	61,502,406

Subscriptions receivable	473,161	1,100,388
Interest receivable (Morgan Stanley DW)	       120,061	          92,043

		Total Assets	   56,758,859	   62,694,837

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	1,036,174	1,689,928
Accrued brokerage fees (Morgan Stanley DW)	302,608	315,431
Accrued management fees	         96,835	         100,938

		Total Liabilities	    1,435,617	       2,106,297

Partners' Capital

Limited Partners (5,653,687.254 and
	5,693,351.324 Units, respectively)	54,673,433	59,881,786
General Partner (67,195.701 Units)	      649,809	         706,754

		Total Partners' Capital	   55,323,242	    60,588,540

		Total Liabilities and Partners' Capital	   56,758,859	    62,694,837


NET ASSET VALUE PER UNIT	              9.67	             10.52

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

  	   	      For the Quarters Ended March 31,


                                                                         		          2005    	      2004
                                                                               	                            $		          $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		    303,639			      151,928

EXPENSES
	Brokerage fees (Morgan Stanley DW)		919,644	 1,075,190
	Management fees	      	         294,285	     344,060

		Total Expenses		   1,213,929	    1,419,250

NET INVESTMENT LOSS	   (910,290)	  (1,267,322)

TRADING RESULTS
Trading profit (loss):
	Realized			(223,279) 	4,628,262
	Net change in unrealized		   (3,755,229)	    (1,362,423)

    		Total Trading Results		    (3,978,508)	     3,265,839

NET INCOME (LOSS) 	   (4,888,798)	        1,998,517


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		 (4,831,853)              	1,976,439
	General Partner                                                   		               (56,945)	 22,078

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		               (0.85)	  0.34
	General Partner                                                   		               (0.85)	  0.34






The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2005 and 2004
	(Unaudited)






				Units of
				Partnership	   Limited	     General
				       Interest       	       Partners    	          Partner     	      Total
					   $	     $	$
Partners? Capital,
	December 31, 2003	5,840,215.439	64,188,800	687,198	64,875,998

Offering of Units	873,787.663	9,938,516	60,000	9,998,516

Net Income	?	1,976,439	22,078	1,998,517

Redemptions                                                 (448,698.067)	   (5,146,047)                 ?  	  (5,146,047)

Partners? Capital,
	March 31, 2004                                      6,265,305.035	  70,957,708	      769,276	 71,726,984




Partners? Capital,
	December 31, 2004	5,760,547.025	59,881,786	706,754	60,588,540

Offering of Units	207,424.278	2,066,020	?  	2,066,020

Net Loss		?	(4,831,853)	(56,945)	(4,888,798)

Redemptions                                                 (247,088.348)	   (2,442,520)                 ?  	  (2,442,520)

Partners? Capital,
	March 31, 2005                                      5,720,882.955	  54,673,433	      649,809	 55,323,242








The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





				       For the Quarters Ended March 31,

				               2005      	          2004
				       $	   $
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(4,888,798)	1,998,517
Noncash item included in net income (loss):
	Net change in unrealized	3,755,229	1,362,423

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(28,018)	(11,133)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(12,823)	61,152
	Accrued management fees	                (4,103)	               19,567

Net cash provided by (used for) operating activities	   (1,178,513)	   3,430,526


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	2,693,247	9,719,402
Cash paid from redemptions of Units	   (3,096,274)	  (3,760,695)

Net cash provided by (used for) financing activities	      (403,027)	   5,958,707

Net increase (decrease) in cash	(1,581,540)	9,389,233

Balance at beginning of period	   58,204,901	 59,756,846

Balance at end of period	  56,623,361	 69,146,079







The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Millburn L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year?s financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 100% of its average daily funds held at Morgan Stanley DW at a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW pays interest received from MS & Co. and MSIL with respect to such Partnership?s assets deposited as margin. The Partnership pays brokerage fees to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other
       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricul-tural products. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:









       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

	Net Unrealized Gains/(Losses)
	on Open Contracts	    Longest Maturities

	Exchange-	  Off-Exchange-		Exchange- 	 Off-Exchange-
Date	  Traded  	    Traded   	  Total  	   Trade  	  Traded
	$	  $	  $

Mar. 31, 2005	1,347,645	(1,805,369)	(457,724)	Feb. 2006	Jun. 2005
Dec. 31, 2004	2,593,008	  704,497	3,297,505	Dec. 2005	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open
       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $57,971,006 and $60,797,909 at March 31, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS &


Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions, exchanges, and sales of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not
       possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three month period ended March 31, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(3,674,869) and expenses totaling $1,213,929, resulting in a net loss of $4,888,798 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $10.52 at December 31, 2004 to $9.67 at March 31, 2005.

The most significant trading losses of approximately 5.6% were recorded in the currency markets, primarily during January, from short U.S. dollar positions relative to the euro, South African rand, Japanese yen, Swiss franc, Czech koruna, and Swedish krona as the value of the U.S. dollar reversed sharply higher in what many analysts described as a ?corrective? move after its decline during the fourth quarter of 2004. This increase in the value of the U.S. dollar was attributed to data released by the U.S. Treasury Department which showed November's investment inflows to the U.S. were ample to cover that month?s record trade deficit. Speculation that U.S. interest rates were likely to continue to rise, and fears that the re-evaluation of the Chinese yuan was farther away than expected, also boosted the U.S. dollar.
Further losses in the currency markets were incurred during March from long positions in the Polish zloty versus the U.S. dollar as the value of the Polish currency moved lower amid weak economic
       data out of that country.  Additional losses were
experienced from long positions in the South African rand, Singapore dollar, and euro relative to the U.S. dollar as the value of the U.S. dollar reversed sharply higher leading up to and after the U.S. Federal Reserve's announcement of a quarter-
point increase in the federal funds rate.   The value of the U.S.
dollar was further strengthened after news of a larger-than-
expected February increase in consumer prices.   Additional
losses of approximately 1.8% were recorded in the agricultural markets during February from short positions in the soybean complex, wheat, and corn as prices reversed higher on news of extremely cold weather in the growing regions of the United States and rumors of a reduction on world output during 2005. Elsewhere in the agricultural complex, losses were recorded from short positions in cotton futures as prices moved higher on news of strong export demand from Asia. Within the global stock index futures markets, losses of approximately 0.9% were recorded in January from long positions in U.S. equity index futures as prices finished the month lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy and the potential for corporate profit growth to slow down. Further losses were experienced during March from long positions in U.S. equity index futures after prices moved lower early in the month amid concerns about the growing U.S. trade deficit, a weaker U.S. dollar, inflation fears, and a surge in crude oil prices.
Smaller losses in the global stock equity index futures markets,
       were experienced primarily during January and March from long positions in Hang Seng stock index futures as equity prices in Hong Kong moved lower due to weakness in the technology sector and fears that higher energy prices will restrict the economic growth of the region. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.3% in the energy markets during February and March from long futures positions in gas oil, crude oil, and heating oil as prices trended higher amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman Sachs that oil prices could reach $105 a
barrel.   Additional gains of approximately 0.8% were recorded in
the global interest rate futures markets during March from short positions in short-term U.S. interest rate futures as prices moved lower after the hike in U.S. interest rates by the U.S. Federal Reserve. Further gains were recorded during January and March from long positions in Japanese bond futures as prices trended higher due to weakness in the equity markets and fears that a full recovery of the Japanese economy is further away than investors may have previously expected.


For the Quarter Ended March 31, 2004
The Partnership recorded total trading results including interest income totaling $3,417,767 and expenses totaling $1,419,250, resulting in net income of $1,998,517 for the quarter ended March
       31, 2004. The Partnership?s net asset value per Unit
increased from $11.11 at December 31, 2003 to $11.45 at March 31,
2004.

The most significant trading gains of approximately 7.6% were generated in the global interest rate markets from long positions in European and U.S. interest rate futures during February and March. During February, global bond prices rallied after central banks, such as the European Central Bank and U.S. Federal Reserve, reported no need to raise interest rates due to a lack of inflation. During March, prices trended higher due to uncertainty in the global equity markets, disappointing U.S. economic data, and safe-haven buying following the terrorist attack in Madrid. Within the global stock index sector, gains of approximately 1.2% were experienced, primarily during March, from long positions in Japanese stock index futures as equity prices rallied higher in response to positive economic data that reflected the steady pace of Japan?s economic recovery. Additional gains of approximately 0.9% were experienced in the energy markets, primarily during February, from long futures positions in unleaded gasoline and crude oil as low market supply, falling inventory levels, and production cut announcements from OPEC caused prices to increase. In the metals markets, gains of approximately 0.8% were recorded throughout the quarter from long futures positions in copper as industrial metals prices trended higher in response to greater demand from
       Asia driven by a declining U.S. dollar.  Smaller gains of approximately 0.5% were recorded in the agricultural markets from long futures positions in corn as growing U.S. exports and heightened demand from Asia pushed prices higher during the quarter. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 7.1% in the currency sector, primarily during February and March, from positions in the euro against the U.S. dollar and Japanese yen as the euro experienced significant short-term price volatility. Additional losses were incurred from positions in the Czech koruna versus the U.S. dollar as the value of the koruna also moved without consistent direction throughout the quarter. During February, further currency losses were experienced from long positions in the Japanese yen against the U.S. dollar as the value of the yen reversed sharply lower after the elevation of Japan?s national security alert and market intervention by the Bank of Japan. Long positions in the Singapore dollar versus the U.S. dollar also recorded losses during February as the value of the Singapore dollar weakened in tandem with the value of the yen. Losses were recorded in the Asian currencies during March from newly established short Japanese yen positions against the U.S. dollar, as the yen reversed higher due to speculation that the Bank of Japan would be relaxing its efforts to weaken the yen in the future. Elsewhere in the currency markets, losses were recorded, primarily in March, from long positions in the Korean
       won against the U.S. dollar as political turmoil in South
Korea caused the won to decline.


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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors?
       section and significantly exceed the Value at Risk (?VaR?)
tables disclosed.

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

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2005 and 2004. At March 31, 2005 and 2004, the Partnership?s total capitalization was approximately $55 million and $72 million, respectively.

Primary Market           March 31, 2005          March 31, 2004
Risk Category	  	     Value at Risk   	     Value at Risk

Equity 	(2.11)%             	(0.76)%
Currency	(1.08)	(1.48)
Interest Rate	(1.01)	(2.16)
Commodity	(1.09)	(1.30)
Aggregate Value at Risk	(3.01)%     	(3.04)%

       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005.

Primary Market Risk Category        High      Low      Average
Equity	(2.11)%	(0.21)%	(1.28)%

Currency	(1.76)	(0.98)	(1.36)

Interest Rate	(2.02)	(0.92)	(1.23)

Commodity	(1.09)	(0.32)	(0.66)

Aggregate Value at Risk	       (3.01)%	(2.05)%	(2.61)%



Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks;
reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.
The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005 and for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 96% as of March 31, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.
       The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
The following were the primary trading risk exposures of the Partnership at March 31, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The primary market exposure of the Partnership at March 31, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2005, the Partnership?s primary exposures were to the TOPIX (Japan),
       DAX (Germany), Euro Stoxx 50 (Europe), CAC 40 (France),
FTSE 100 (United Kingdom), IBEX 35 (Spain), and S&P 500 (U.S. stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, Japanese, and Chinese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The second largest market exposure of the Partnership at March 31, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. The Partnership?s major exposures were to the euro, Canadian dollar, Japanese yen, Norwegian krone, Swiss franc, British pound, Australian dollar, and Polish zloty currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at March 31, 2005 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Canadian, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Metals. At March 31, 2005, the Partnership had market exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals,
       such as copper, lead, aluminum, nickel, zinc, and
tin, and precious metals such as silver, gold, and platinum.
 Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At March 31, 2005, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.

Soft Commodities and Agriculturals. At March 31, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, cocoa, coffee, corn, live cattle, and wheat markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

       Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership at March 31, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2005 were in euros, Hong Kong dollars, Japanese yen, British pounds, Polish zlotys, South African rand, and Australia dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.



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

       Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

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


(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




       PART II.  OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS
					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	3,000,000.000		November 6, 1998	333-60103
Additional Registration	6,000,000.000		March 27, 2000	333-91569
Additional Registration	10,000,000.000		February 26, 2003	  333-103170
Additional Registration	  2,000,000.000		April 28, 2004	333-113893
Total Units Registered          21,000,000.000

Units sold through 3/31/05	   10,480,692.002
Units unsold through 3/31/05    10,519,307.998

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2005 was $109,308,172.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.


       Item 5.  OTHER INFORMATION
Departure of Directors or Principal Officers; Election of
Directors; Appointment of Principal Officers.

At a meeting of the Board of Directors of Demeter held on March 30, 2005, the following Directors of Demeter resigned, and the Board of Directors accepted such resignations effective May 1, 2005: Ms. Louise M. Wasso-Jonikas and Messrs. Raymond A. Harris, Todd Taylor, and William D. Seugling.

At that March 30, 2005 meeting of the Board of Directors of Demeter, the Board of Directors elected two new Directors effective May 1, 2005, subject to approval by and registration with the National Futures Association: Ms. Shelley Hanan and Mr.
Harry Handler.

Item 6.  EXHIBITS

3.01	Form of Amended and Restated Limited Partnership
Agreement of the Partnership, is incorporated by
reference to Exhibit A of the Partnership?s Prospectus,
dated April 25, 2005, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on April 29, 2005.
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
the Partnership, Demeter, and Millburn Ridgefield
Corporation, is incorporated by reference to Exhibit
10.01 of the Partnership?s Quarterly Report on Form 10-Q
(File No. 0-25605) filed with the Securities and Exchange Commission on May 17, 1999.
10.02	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated April 25, 2005, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on April 29, 2005.
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
incorporated by reference to Exhibit C of the
Partnership?s Prospectus, dated April 25, 2005, filed
with the Securities and Exchange Commission pursuant to
Rule 424(b)(3) under the Securities Act of 1933, as
amended, on April 29, 2005.
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

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     Morgan Stanley Charter Millburn L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

May 16, 2005         By:/s/Kevin Perry
                           Kevin Perry
                           Chief Financial Officer





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