Form 10-Q
period 2005-06-30
MORGAN STANLEY CHARTER MILLBURN LP
filed 2005-08-15
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2005


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2005
		(Unaudited) and December 31, 2004...........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2005 and 2004 (Unaudited)....................3

		Statements of Changes in Partners? Capital for the
	  Six Months Ended June 30, 2005 and 2004 	(Unaudited)........ 4

		Statements of Cash Flows for the Six Months
		Ended June 30, 2005 and 2004 (Unaudited)................... 5

		Notes to Financial Statements (Unaudited)................6-12

Item 2. Management's Discussion and Analysis of
		   Financial Condition and Results of Operations........13-27

Item 3. Quantitative and Qualitative Disclosures about
		   Market Risk.........................................28-41

Item 4. Controls and Procedures.............................41-42


PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and
		   Use of Proceeds.........................................43

Item 5. Other Information.......................................44

Item 6. Exhibits.............................................44-46


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF FINANCIAL CONDITION
				   June 30,	December 31,
				         2005       	       2004
				  $	$
				(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash		50,845,158	58,204,901

	Net unrealized gain on open contracts (MS&Co.)	3,545,427      	      3,182,764
	Net unrealized gain (loss) on open contracts (MSIL)	    (383,228)	      114,741

		Total net unrealized gain on open contracts                	    3,162,199	   3,297,505

		Total Trading Equity	54,007,357	61,502,406

Subscriptions receivable	499,334	1,100,388
Interest receivable (Morgan Stanley DW)	      112,818	          92,043

		Total Assets	   54,619,509	   62,694,837

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	2,817,223	1,689,928
Accrued brokerage fees (Morgan Stanley DW)	268,820	315,431
Accrued management fees	       86,022	         100,938

		Total Liabilities	  3,172,065	       2,106,297

Partners' Capital

Limited Partners (5,245,832.164 and
	5,693,351.324 Units, respectively)	50,796,770	59,881,786
General Partner (67,195.701 Units)	      650,674	         706,754

		Total Partners' Capital	   51,447,444	    60,588,540

		Total Liabilities and Partners' Capital	   54,619,509	    62,694,837


NET ASSET VALUE PER UNIT	            9.68	             10.52

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

   For the Three Months	                          For the Six
Months
  	                 Ended June 30,      	                          Ended June
30,


     2005   	        2004    	    2005   	    2004
                                                                                  $	               $		     $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   336,519		      154,299 		   640,158		          306,227

EXPENSES
	Brokerage fees (Morgan Stanley DW)	826,291	1,027,159	1,745,935		2,102,349
	Management fees	         264,415	        328,691	       558,700		      672,751

		   Total Expenses 	  1,090,706	      1,355,850	   2,304,635		     2,775,100

NET INVESTMENT LOSS 	   (754,187)	   (1,201,551)	  (1,664,477)		  (2,468,873)

TRADING RESULTS
Trading profit (loss):
	Realized	 (2,867,739)	(8,705,929)	(3,091,018)		(4,077,667)
	Net change in unrealized	    3,619,923	     (2,296,829) 	   (135,306) 	     (3,659,252)

	            Total Trading Results	     752,184	  (11,002,758)	    (3,226,324)		  (7,736,919)

NET LOSS                                                               (2,003)		  (12,204,309)	   (4,890,801)		 (10,205,792)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(2,868)	  (12,072,766)	(4,834,721)		(10,096,327)
	General Partner 	865	(131,543)	(56,080)		(109,465)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  	0.01                        (1.96)	 (0.84)		(1.62)
	General Partner                                                      0.01	                        (1.96)	 (0.84)		(1.62)









The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2005 and 2004
	(Unaudited)






				Units of
				Partnership	   Limited	     General
				       Interest       	       Partners    	          Partner     	      Total
					   $	     $	$
Partners? Capital,
	December 31, 2003	5,840,215.439	64,188,800	687,198	64,875,998

Offering of Units	1,405,239.511	15,225,907	60,000	15,285,907

Net Loss		?	(10,096,327)	(109,465)	(10,205,792)

Redemptions                                             (1,299,297.172)	   (13,523,008)                 ?  	  (13,523,008)

Partners? Capital,
	June 30, 2004                                       5,946,157.778		  55,795,372	     637,733
56,433,105




Partners? Capital,
	December 31, 2004	5,760,547.025	59,881,786	706,754	60,588,540

Offering of Units	336,488.991	3,281,785	?  	3,281,785

Net Loss		?	(4,834,721)	(56,080)	(4,890,801)

Redemptions                                                (784,008.151)		   (7,532,080)                 ?
 (7,532,080)

Partners? Capital,
	June 30, 2005                                       5,313,027.865		  50,796,770	     650,674
51,447,444






The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




				    For the Six Months Ended June 30,

				       2005      	       2004
				$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(4,890,801)	(10,205,792)
Noncash item included in net loss:
	Net change in unrealized	135,306	3,659,252

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(20,775)	(2,990)

Decrease in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(46,611)	(3,614)
	Accrued management fees	        (14,916)	         (1,157)

Net cash used for operating activities	   (4,837,797)	   (6,554,301)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	3,882,839	16,842,881

Cash paid from redemptions of Units	   (6,404,785)	    (12,647,034)

Net cash provided by (used for) financing activities	   (2,521,946)	       4,195,847

Net decrease in cash	(7,359,743)	(2,358,454)

Balance at beginning of period	    58,204,901	      59,756,846

Balance at end of period	    50,845,158	      57,398,392








	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2005

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

Effective July 1, 2005, the monthly brokerage fee, payable by the Partnership to Morgan Stanley DW, will be reduced to a flat-rate

       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of 1/12 of 6.00% of the Partnership?s Net Assets as of the first day of each month (a 6.00% annual rate), from a flat-rate of 1/12 of 6.25% of the Partnership?s Net Assets as of the first day of each month (a 6.25% annual rate). Such fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and offering expenses.

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

       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the
Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains
	on Open Contracts	    Longest Maturities

	Exchange-	  Off-Exchange-		Exchange- 	 Off-Exchange-
Date	  Traded  	    Traded   	  Total  	   Trade  	  Traded
	$	  $	  $

Jun. 30, 2005	2,149,027	1,013,172	3,162,199	Apr. 2006	Sep. 2005
Dec. 31, 2004	2,593,008	  704,497	3,297,505	Dec. 2005	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations

       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $52,994,185 and $60,797,909 at June 30, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated.
 However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The


       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $1,088,703 and expenses totaling $1,090,706, resulting in a net loss of $2,003 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit increased from $9.67 at March 31, 2005 to $9.68 at June 30, 2005.

The most significant trading gains of approximately 6.9% were recorded in the global interest rate futures markets during April from long positions in Japanese interest rate futures as prices increased due to weak economic data and geopolitical concerns over an intensifying rift between China and Japan. Additional gains were recorded from long positions in European bond futures as prices increased amid a steady stream of weak economic data from the major countries of the European Union. During May, gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that certain hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and after French voters rejected the European Union constitution. In June, gains were
       recorded from long positions in European and Japanese interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data from Japan. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 1.6% in the agricultural sector from positions in wheat, corn, and soybean complex after prices moved in a trendless pattern due to conflicting news regarding supply and demand. Elsewhere in the agricultural markets, losses were incurred during May and June from long positions in coffee futures as prices reversed lower after the International Coffee Organization stated that supplies are currently sufficient to meet world demand. Additional losses of approximately 1.5% were recorded in the metals markets during April and June from long futures positions in aluminum, lead, zinc, and nickel as prices decreased due to fears of decreased demand from China and strength in the U.S. dollar. Losses of approximately 0.9% were experienced in energy markets during April from long positions in crude oil and its related products as prices moved higher amid concerns that production facilities in the Gulf of Mexico would be affected by a tropical storm and news of weak supply. Smaller losses of approximately 0.1% were recorded in the global stock index futures markets, primarily during April, from long positions in the U.S. and Pacific Rim stock index futures as global equity prices declined sharply towards the beginning of the month on concerns for economic
       growth.  Consistently weak economic data out of Japan,
Germany, and France, as well as weaker-than-expected U.S. Gross Domestic Product data, resulted in prices continuing their decline throughout the second half of April, resulting in additional losses from long positions.


The Partnership recorded total trading results including interest income totaling $(2,586,166) and expenses totaling $2,304,635, resulting in a net loss of $4,890,801 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $10.52 at December 31, 2004 to $9.68 at June 30, 2005.

The most significant trading losses of approximately 5.6% were recorded in the currency markets, primarily during January, from short U.S. dollar positions relative to the euro, South African rand, Japanese yen, Swiss franc, Czech koruna, and Swedish krona as the value of the U.S. dollar reversed sharply higher in what many analysts described as a ?corrective? move after its decline during the fourth quarter of 2004. This increase in the value of the U.S. dollar was attributed to data released by the U.S. Treasury Department which showed November's investment inflows to the U.S. were ample to cover that month?s record trade deficit. Speculation that U.S. interest rates were likely to continue to rise, and fears that the re-evaluation of the Chinese yuan was farther away than expected, also boosted the U.S. dollar. Further losses in the currency markets were incurred during March from long positions in the Polish zloty versus the U.S. dollar as the value of the Polish currency moved lower amid weak economic data out of that country. Additional losses were experienced from long positions in the South African rand, Singapore dollar, and euro relative to the U.S. dollar as the value of the U.S. dollar reversed sharply higher leading up to and after the U.S. Federal Reserve's announcement of a quarter-point increase in the
U.S. federal funds rate.   During May, long positions in the euro
against the U.S. dollar resulted in losses as the value of the U.S. dollar increased after China downplayed rumors of a move toward a flexible exchange rate. Later in the month, weak economic data and geopolitical uncertainty due to French voters rejecting the European Union constitution, resulted in the value of the euro weakening further. Additional losses of approximately 3.4% were recorded in the agricultural markets during February from short positions in the soybean complex, wheat, and corn as prices reversed higher on news of extremely cold weather in the growing regions of the U.S. and rumors of a reduction on world output during 2005. Further losses were recorded from both long and short positions in the these markets during the second quarter as prices moved in a trendless pattern due to conflicting news regarding supply and demand. Elsewhere in the agricultural complex, losses were recorded from short positions in cotton futures during February as prices moved higher on news of strong export demand from Asia. Then in May,
       long positions in cotton futures resulted in additional losses as prices declined on news of weak demand in China and technically-based selling. In the metals markets, losses of approximately 1.4% were recorded primarily during April and June from long futures positions as prices decreased due to fears of decreased demand from China and strength in the U.S. dollar. Smaller losses of approximately 1.0% were incurred within the global stock index futures markets primarily during January from long positions in U.S. equity index futures as prices finished the month lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy, and the potential for corporate profit growth to slow down. Further losses were experienced during March from long positions in Pacific Rim and U.S. stock index futures as a result of equity prices moved lower early in the month amid concerns about the growing U.S. trade deficit, a weaker U.S. dollar, inflation fears, and a surge in crude oil prices. In April, losses were recorded from long positions in the U.S. and Pacific Rim stock index futures as prices declined sharply towards the beginning of the month on concerns for economic growth. Consistently weak economic data out of Japan, Germany, and France, as well as weaker-than-expected U.S. Gross Domestic Product data, resulted in prices continuing their decline throughout the second half of April, resulting in additional losses from long positions. A portion of the Partnership?s overall losses for the first six months of the year was offset by gains of approximately 7.7% recorded in the
       global interest rate futures markets during January and
March from long positions in Japanese bond futures as prices trended higher due weakness in the equity markets and fears that a full recovery of the Japanese economy is further away than investors may have previously expected. Further gains were experienced during April from long positions in Japanese interest rate futures as prices increased due to weak economic data and geopolitical concerns over an intensifying rift between China and Japan. Additional profits were recorded from long positions in European bond futures as prices trended higher amid a steady stream of weak economic data from the major countries of the European Union. During May, gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that certain hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and after French voters rejected the European Union constitution. In June, gains were recorded from long positions in European and Japanese interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data from Japan. Within the energy markets, gains of approximately 0.4% were recorded during February and March from long futures positions in gas oil and heating oil, as prices
       trended higher amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman Sachs that oil prices could reach $105 a barrel. Smaller losses were recorded during June from long positions in these markets as prices moved higher amid concerns that production facilities in the Gulf of Mexico would be affected by a newly formed tropical storm and news of weak supply.


For the Three and Six Months Ended June 30, 2004
The Partnership recorded total trading results including interest income totaling $(10,848,459) and expenses totaling $1,355,850, resulting in a net loss of $12,204,309 for the three months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $11.45 at March 31, 2004 to $9.49 at June 30, 2004.

The most significant trading losses of approximately 6.0% were generated in the global interest rate futures markets primarily during April from long European and U.S. interest rate futures positions as prices tumbled following the release of stronger than expected U.S. jobs data. During May, newly established short positions in European interest rate futures experienced losses when prices moved higher due to geopolitical concerns, expanding energy prices and weaker-than-expected economic data.
       Additional losses were incurred during June from long positions in Japanese interest rate futures as prices decreased early in the month amid anticipation that the Bank of Japan would raise interest rates. Later in the month, losses were recorded from newly established short positions as prices rose following the Japanese Central Bank?s decision to leave their interest rate policy unchanged. In the currency markets, losses of approximately 5.1% were incurred from both long and short positions in the Japanese yen relative to the U.S. dollar as the value of the yen experienced significant short-term price volatility due to conflicting economic data regarding a Japanese economic recovery, uncertainty regarding a currency market intervention by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and uncertainty regarding the direction of the U.S. and the Japanese interest rates. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant ?whipsawing? throughout the quarter in tandem with the Japanese yen. Elsewhere in the currency markets, losses were experienced in the Korean won against the U.S. dollar as the value of the won also moved without consistent direction throughout the quarter. Within the global stock index markets, losses of approximately 3.4% were incurred during April and May from long positions in European and Pacific Rim equity index futures as prices drifted lower amid the continuing difficulties in Iraq, fears of global terrorism, and
       concerns of higher interest rates.  Smaller losses of approximately 1.7% were experienced in the metals markets, primarily during April from long futures positions in gold as precious metals prices weakened due to the strength in the U.S. dollar. A portion of the Partnership?s overall losses was offset by gains of approximately 0.7% in the energy markets, primarily during May, from long futures positions in unleaded gasoline as prices increased sharply amid fears of potential terrorist attacks against Saudi Arabian oil facilities and disruptions in Iraqi oil production and distribution.

The Partnership recorded total trading results including interest income totaling $(7,430,692) and expenses totaling $2,775,100, resulting in a net loss of $10,205,792 for the six months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $11.11 at December 31, 2003 to $9.49 at June 30, 2004.

The most significant trading losses of approximately 11.8% were experienced in the currency markets from positions in the Japanese yen versus the U.S. dollar. These losses were experienced throughout the year from both long and short positions in the Japanese yen relative to the U.S. dollar as the value of the yen experienced significant short-term price volatility due to conflicting economic data regarding a Japanese economic recovery, uncertainty regarding a currency market
       intervention by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and uncertainty regarding the direction of the U.S. and the Japanese interest rates. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar as the value of the Singapore dollar experienced significant ?whipsawing?
throughout the year in tandem with the Japanese yen. Elsewhere in the currency markets, losses were experienced in the Korean won against the U.S. dollar as the value of the won also moved without consistent direction throughout most of the year.
Smaller losses were recorded from positions in the euro and Czech koruna versus the U.S. dollar, primarily during the first quarter as the value of these currencies also moved in a trendless pattern. Within the global stock index markets, losses of approximately 2.2% were incurred during April and May from long positions in European equity index futures as prices drifted lower amid the continuing difficulties in Iraq, fears of global terrorism and concerns of higher interest rates. Within the metals markets, losses of approximately 1.0% were generated during April from long futures positions in gold as precious metals prices weakened due to the strength in the U.S. dollar. A portion of the Partnership?s overall losses was offset by gains of approximately 1.6% in the energy markets during February and May from long positions in unleaded gasoline and crude oil futures as prices trended higher amid fears of potential terrorist attacks against Saudi Arabian oil facilities and
       disruptions in Iraqi oil production, falling inventory levels, and uncertainty regarding production levels from OPEC. Additional gains of approximately 1.2% were generated in the global interest rate futures markets, primarily during February and March from long positions in U.S. interest rate futures as prices trended higher on speculation about European and U.S. interest rate policy, uncertainty in global equity markets, and safe-haven buying following a major terrorist attack in Madrid.
       Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK


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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2005 and 2004. At June 30, 2005 and 2004, the Partnership?s total capitalization was approximately $51 million and $56 million, respectively.

Primary Market           June 30, 2005            June 30, 2004
Risk Category	  	     Value at Risk   	     Value at Risk

Interest Rate	(2.53)%	(0.96)%
Equity 	(2.31)	(0.95)
Currency	(1.24)	(1.76)
Commodity	(1.07)	(0.32)
Aggregate Value at Risk	(3.14)%	(2.05)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005.

Primary Market Risk Category        High      Low      Average
Interest Rate	(2.53)%	(0.92)%	(1.62)%

Equity	(2.31)	(0.21)	(1.62)

Currency	(1.61)	(0.98)	(1.23)

Commodity	(1.09)	(0.45)	(0.84)

Aggregate Value at Risk           	(3.14)%	(2.65)%	(2.88)%

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

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.
The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005 and for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 97% as of June 30, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

       Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at June 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability.
The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to
       long-term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at June 30, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2005, the Partnership?s primary exposures were to the FTSE 100 (United Kingdom), CAC 40 (France), DAX (Germany), IBEX 35 (Spain), Hang Seng, (China), Euro Stoxx 50 (Europe), Taiwan STX (Taiwan), TOPIX (Japan), S&P 500 (U.S.), All Share (South Africa), NASDAQ 100 (U.S.), Nikkei 225 (Japan), SPI 200 (Australia), Russell 2000 (U.S.), and Dow Jones (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the European, U.S., Japanese, and Chinese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at June 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate
       changes, as well as political and general economic
conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. The Partnership?s major exposures were to the euro, Canadian dollar, Japanese yen, Swiss franc, British pound, Australian dollar, Norwegian krone, Polish zloty, and Swedish krona currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. At June 30, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the wheat, soybeans, soybean meal, corn, sugar, cocoa, cotton, coffee, and lean hogs markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At June 30, 2005, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and
       its related products, and natural gas. Price
movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At June 30, 2005, the Partnership had market exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as lead, zinc, nickel, tin, and aluminum and precious metals such as silver, gold, and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership at June 30, 2005:

       Foreign Currency Balances. The Partnership?s primary
foreign currency balances at June 30, 2005 were in euros, Hong Kong dollars, Japanese yen, Australian dollars, Canadian dollars, South African rand, and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




       PART II.  OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS
					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	3,000,000.000		November 6, 1998	333-60103
Additional Registration	6,000,000.000		March 27, 2000	333-91569
Additional Registration	10,000,000.000		February 26, 2003	  333-103170
Additional Registration	  2,000,000.000		April 28, 2004	333-113893
Total Units Registered          21,000,000.000

Units sold through 6/30/05      10,609,756.715
Units unsold through 6/30/05    10,390,243.285

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2005 was $110,523,936.

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

Item 5.  OTHER INFORMATION
Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Harry Handler and Ms. Shelley Hanan were approved as Directors of Demeter by the National Futures Association as of May 12, 2005 and June 30, 2005, respectively.


Item 6.  EXHIBITS

3.01	Form of Amended and Restated Limited Partnership Agreement
of the Partnership, is incorporated by reference to
Exhibit A of the Partnership?s Prospectus, dated April 25,
2005, filed with the Securities and Exchange Commission
pursuant to Rule 424(b)(3) under the Securities Act of
1933, as amended, on April 29, 2005.
3.02	Certificate of Limited Partnership, dated July 15, 1998,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Registration Statement on Form S-1 (File No.
333-60103) filed with the Securities and Exchange
Commission on July 29, 1998.
3.03	Certificate of Amendment of Certificate of Limited
Partnership, dated November 1, 2001 (changing its name
from Morgan Stanley Dean Witter Millburn L.P.), is
incorporated by reference to Exhibit 3.01 of the
Partnership?s Form 8-K (File No. 0-25605) filed with the
Securities and Exchange Commission on November 6, 2001.
10.02	Management Agreement, dated as of November 6, 1998, among
the Partnership, Demeter, and Millburn Ridgefield
Corporation, is incorporated by reference to Exhibit 10.01 of the Partnership?s Quarterly Report on Form 10-Q (File
No. 0-25605) filed with the Securities and Exchange
Commission on May 17, 1999.

10.03	Form of Subscription and Exchange Agreement and Power of
Attorney to be executed by each purchaser of Units is
incorporated by reference to Exhibit B of the
Partnership?s Prospectus, dated April 25, 2005, filed with
the Securities and Exchange Commission pursuant to Rule
424(b)(3) under the Securities Act of 1933, as amended, on
April 29, 2005.
10.04	Amended and Restated Escrow Agreement, dated as of August
31, 2002, among the Partnership, Morgan Stanley Charter
Graham L.P., Morgan Stanley Charter Welton L.P., Morgan
Stanley Charter MSFCM L.P., Morgan Stanley DW and JP
Morgan Chase Bank, is incorporated by reference to Exhibit
10.04 of the Partnership?s Registration Statement on Form
S-1 (File No. 333-103170) filed with the Securities and
Exchange Commission on February 13, 2003.
10.05	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW, dated as of November
13, 2000, is incorporated by reference to Exhibit 10.01 of
the Partnership?s Form 8-K (File No. 0-25605) filed with
the Securities and Exchange Commission on November 6,
2001.
10.05(a)	Form of Amendment No. 1 to the Amended and Restated
Customer Agreement between the Partnership and Morgan
Stanley DW Inc. is incorporated by reference to Exhibit
10.05(a) of the Partnership?s Post-Effective Amendment No.
2 to the Registration Statement No. 333-113893 filed with
the Securities and Exchange Commission on March 31, 2005.
10.05(b)	Amendment No. 2 to the Amended and Restated Customer
Agreement between the Partnership and Morgan Stanley DW
Inc., dated July 1, 2005, is filed herewith.
10.06	Commodity Futures Customer Agreement between MS & Co. and
the Partnership, acknowledged and agreed to by Morgan
Stanley DW, dated as of November 6, 2000, is incorporated
by reference to Exhibit 10.02 of the Partnership?s Form 8-
K (File No. 0-25605) filed with the Securities and
Exchange Commission on November 6, 2001.
10.07	Customer Agreement between the Partnership and MSIL, dated
as of November 6, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-
25605) filed with the Securities and Exchange Commission on November 6, 2001.

10.08	Foreign Exchange and Options Master Agreement between MS &
Co. and the Partnership, dated as of August 30, 1999, is
incorporated by reference to Exhibit 10.05 of the
Partnership?s Form 8-K (File No. 0-25605) filed with the
Securities and Exchange Commission on November 6, 2001.
10.09	Form of Subscription Agreement Update Form is incorporated
by reference to Exhibit C of the Partnership?s Prospectus,
dated April 25, 2005, filed with the Securities and
Exchange Commission pursuant to Rule 424(b)(3) under the
Securities Act of 1933, as amended, on April 29, 2005.
10.10	Securities Account Control Agreement among the
Partnership, MS & Co., and Morgan Stanley DW, dated as of
May 1, 2000, is incorporated by reference to Exhibit 10.03
of the Partnership?s Form 8-K (File No. 0-25605) filed
with the Securities and Exchange Commission on November 6,
2001.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                     Morgan Stanley Charter Millburn L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

August 15, 2005      By:/s/Kevin Perry
                           Kevin Perry
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.






















MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




1501: