Form 10-Q
period 2005-09-30
MORGAN STANLEY CHARTER MILLBURN LP
filed 2005-11-10
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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

Yes            No    X

Indicate by check-mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes___  No X



	       <table> MORGAN STANLEY CHARTER MILLBURN L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2005

66:   <caption>

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2005
		(Unaudited) and December 31, 2004...........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2005 and 2004 (Unaudited)...............3

		Statements of Changes in Partners? Capital for the
	  Nine Months Ended September 30, 2005 and 2004
		(Unaudited).................................................4

		Statements of Cash Flows for the Nine Months
		Ended September 30, 2005 and 2004 (Unaudited).............. 5

		Notes to Financial Statements (Unaudited)................6-12

Item 2. Management's Discussion and Analysis of
		   Financial Condition and Results of Operations........13-30

Item 3. Quantitative and Qualitative Disclosures about
		   Market Risk.........................................31-45

Item 4. Controls and Procedures................................45
94:

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and
		   Use of Proceeds.........................................46

Item 6. Exhibits................................................47


       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF FINANCIAL CONDITION
				   September 30,	December 31,
				         2005       	       2004
				  $	$
				(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash		49,216,887	58,204,901

	Net unrealized gain on open contracts (MS&Co.)	      3,617,295	      3,182,764
	Net unrealized gain (loss) on open contracts (MSIL)	      (34,931)	      114,741

		Total net unrealized gain on open contracts              	    3,582,364	   3,297,505

		Total Trading Equity	52,799,251	61,502,406

Subscriptions receivable	389,150	1,100,388
Interest receivable (Morgan Stanley DW)	        124,912	          92,043

		Total Assets	   53,313,313	   62,694,837

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	4,177,566	1,689,928
Accrued brokerage fees (Morgan Stanley DW)	251,027	315,431
Accrued management fees	        83,675	         100,938

		Total Liabilities	   4,512,268	       2,106,297

Partners' Capital

Limited Partners (4,700,191.592  and
	5,693,351.324 Units, respectively)	48,113,201	59,881,786
General Partner (67,195.701 Units)	       687,844	         706,754

		Total Partners' Capital	   48,801,045	    60,588,540

		Total Liabilities and Partners' Capital	   53,313,313	    62,694,837


NET ASSET VALUE PER UNIT	           10.24	             10.52

	The accompanying notes are an integral part of these financial statements.

       <table>
	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                 For the Three Months	                          For the Nine
Months
  	                 Ended September 30,  	                      Ended
September 30,


                                 2005   	        2004    	       2005   	    2004
                               $	          $	          $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	    366,679		       183,102 		 1,006,837		          489,329

EXPENSES
	Brokerage fees (Morgan Stanley DW)	761,714	839,361	2,507,649		2,941,710
	Management fees	           253,903	       268,597	    812,603 		       941,348

		   Total Expenses 	  1,015,617	     1,107,958	  3,320,252		     3,883,058

NET INVESTMENT LOSS 	     (648,938)	      (924,856)	  (2,313,415)		  (3,393,729)

TRADING RESULTS
Trading profit (loss):
	Realized	3,079,741	(5,200,637)	(11,277)		(9,278,304)
	Net change in unrealized	    420,165	     2,409,044	     284,859             (1,250,208)

	            Total Trading Results	   3,499,906	   (2,791,593)	     273,582		  (10,528,512)

NET INCOME (LOSS)                                       2,850,968		      (3,716,449)	 (2,039,833)		 (13,922,241)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	2,813,798	  (3,674,511)	(2,020,923)		(13,770,838)
	General Partner 	37,170	(41,938)	(18,910)		(151,403)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  	0.56                          (0.62)	 	(0.28)	(2.24)
	General Partner                                                      0.56   	                       (0.62)	 	(0.28)	(2.24)





The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2005 and 2004
	(Unaudited)






				Units of
				Partnership	   Limited	     General
				       Interest       	       Partners    	          Partner     	      Total
					   $	     $	$
Partners? Capital,
	December 31, 2003	5,840,215.439	64,188,800	687,198	64,875,998

Offering of Units	1,654,857.176	17,438,886	60,000	17,498,886

Net Loss		?	(13,770,838)	(151,403)	(13,922,241)

Redemptions                                             (1,740,634.212)	   (17,430,543)                 ?  	  (17,430,543)

Partners? Capital,
	September 30, 2004                             5,754,438.403		  50,426,305	     595,795
51,022,100




Partners? Capital,
	December 31, 2004	5,760,547.025	59,881,786	706,754	60,588,540

Offering of Units	497,867.073	4,867,648	? 	4,867,648

Net Loss		?	(2,020,923)	(18,910)	(2,039,833)

Redemptions                                             (1,491,026.805)	   (14,615,310)                 ?  	  (14,615,310)

Partners? Capital,
	September 30, 2005                             4,767,387.293		  48,113,201	     687,844
48,801,045






The accompanying notes are an integral part of these financial statements.



<page. <table> MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




				    For the Nine Months Ended September 30,

				            2005      	       2004
				     $	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(2,039,833)	(13,922,241)
Noncash item included in net loss:
	Net change in unrealized	(284,859)	1,250,208

Increase in operating assets:
	Interest receivable (Morgan Stanley DW)	(32,869)	(19,123)

Decrease in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(64,404)	(51,593)
	Accrued management fees	      (17,263)	         (16,511)

Net cash used for operating activities	  (2,439,228)	   (12,759,260)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	5,578,886	19,590,863

Cash paid from redemptions of Units	   (12,127,672)	    (17,539,329)

Net cash provided by (used for) financing activities	    (6,548,786) 	       2,051,534

Net decrease in cash	(8,988,014)	(10,707,726)

Balance at beginning of period	    58,204,901	      59,756,846

Balance at end of period	   49,216,887	      49,049,120






The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2005

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

Effective July 1, 2005, the monthly brokerage fee, payable by the Partnership to Morgan Stanley DW, was reduced to a flat-rate

       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of 1/12 of 6.00% of the Partnership?s Net Assets as of the first day of each month (a 6.00% annual rate), from a flat-rate of 1/12 of 6.25% of the Partnership?s Net Assets as of the first day of each month (a 6.25% annual rate). Such fees currently cover all brokerage fees, transaction fees and costs, and ordinary administrative and offering expenses.

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the
Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains
	on Open Contracts	    Longest Maturities

	Exchange-	  Off-Exchange-		Exchange- 	 Off-Exchange-
Date	  Traded  	    Traded   	  Total  	   Trade  	  Traded
	$	  $	  $

Sep. 30, 2005	2,118,514	1,463,850	3,582,364	Jun. 2006	Dec. 2005
Dec. 31, 2004	2,593,008	  704,497	3,297,505	Dec. 2005	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations

       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $51,335,401 and $60,797,909 at September 30, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The


        MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $3,866,585 and expenses totaling $1,015,617, resulting in net income of $2,850,968 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit increased from $9.68 at June 30, 2005 to $10.24 at September 30, 2005.

The most significant trading gains of approximately 8.8% were recorded in the global stock index futures markets, primarily during July and September from long positions in Pacific Rim, European, and South African equity index futures. During July, long positions in Pacific Rim and European stock index futures benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S., Europe, and Japan. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, long positions in Japanese stock index futures experienced gains as
       prices moved sharply higher on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch as demonstrated by rising production, improving business sentiment, and a sustained upturn in consumer spending. Additional sector gains resulted from long positions in European stock index futures as equity prices rose amid a drop in oil prices and as investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast.
Elsewhere in the global stock index futures markets, gains were experienced during July and September from long positions in South African equity index futures as prices moved higher on continued strength in gold prices and optimism that the business climate in South Africa would continue to improve. In the energy markets, gains of approximately 3.3% were recorded during July from long positions in crude oil and unleaded gasoline as prices surged during the first week of the month on possible supply disruptions from Hurricane Dennis. Prices continued to move higher towards the end of the month after news of several refinery fires in Texas and Louisiana, declining U.S. inventories, and passage by the U.S. Congress of President Bush?s energy bill. Then in August, further gains were recorded from long positions in crude oil and its related products, and natural gas as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of
       Mexico, prices advanced further to touch record highs amid concerns for heavily damaged, or even possibly destroyed, refineries and production facilities. Within the currency markets, gains of approximately 0.9% were experienced during August and September from long positions in the Canadian dollar relative to the Japanese yen, euro, and the U.S. dollar as the Canadian dollar increased against most of its major rivals amid strength in the equity markets and the Bank of Canada?s decision to raise its key interest rate for the first time in 11 months. Smaller gains of approximately 0.5% were experienced in the metals markets, from long positions in copper futures during July and September as prices trended higher amid consistent strong demand from China. Elsewhere in the metals markets, long positions in gold futures recorded gains during September as prices increased sharply as fears of inflation and the long-term economic effect of higher energy prices. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 5.1% in the global interest rate futures markets from both long and short positions in European, Japanese, U.S., and Canadian fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S., the European Union, and Canada, and volatility in energy prices. Smaller Partnership losses of approximately 1.0% were experienced within the agricultural markets during July and August from long
       futures positions in corn after prices declined from heavy rainfall in the U.S. growing regions and forecasts for increases in supply. Elsewhere in the agricultural markets, losses were incurred from futures positions in soybean meal and cotton as prices moved in a trendless pattern amid conflicting news regarding supply and demand.


The Partnership recorded total trading results including interest income totaling $1,280,419 and expenses totaling $3,320,252, resulting in a net loss of $2,039,833 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $10.52 at December 31, 2004 to $10.24 at September 30, 2005.

The most significant trading gains of approximately 7.7% were recorded in the global stock index futures markets during
February from long positions in Pacific Rim and European equity index futures as equity prices moved higher early in the month amid the elections in Iraq and lower-than-expected unemployment data out of the U.S. Pacific Rim equity index futures prices were also pushed higher when positive economic data painted a brighter picture of the Far East Region?s economy. Further gains were recorded from long positions in European and South African equity index futures during May and June as prices finished higher amid weakness in the euro and the South African rand.
       During July and September, gains resulted from long
positions in Pacific Rim, European, and South African equity index futures.  In July, long positions in Pacific Rim and
European stock index futures benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade
tensions between China, the U.S, Europe, and Japan. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, long positions in Japanese stock index futures experienced gains as prices moved sharply higher on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch.  Additional sector gains resulted from long
positions in European stock index futures as equity prices rose amid declining oil prices and as investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Elsewhere in the global stock index futures markets, gains were experienced during July and September from long positions in South African equity index futures as prices moved higher on continued strength in gold prices and optimism that the business climate in South Africa would continue to improve.  Within the energy markets, gains of
       approximately 3.7% were recorded during February and March from long futures positions in crude oil and its related products as prices trended higher amid news of increased demand from
China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman Sachs that oil prices could reach $105 a barrel. Then in June, gains were recorded during from long positions in energy futures as prices moved higher amid concerns that production facilities in the Gulf of Mexico would be affected by a newly formed tropical storm and news of weak supply. During July, gains were recorded from long positions in crude oil and unleaded gasoline as prices surged during the first week of the month on possible supply disruptions from Hurricane Dennis. Prices continued to move higher towards the end of the month after news of several refinery fires in Texas and
Louisiana, declining U.S. inventories, and passage by the U.S. Congress of President Bush?s energy bill. Then in August, further gains were recorded from long positions in crude oil and its related products, and natural gas as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concerns for heavily damaged, or even possibly destroyed, refineries and production facilities. Within the global interest rate futures markets, gains of approximately 2.2% were experienced during January and March from
       long positions in European bond futures as prices trended higher amid a steady stream of weak economic data from the major countries of the European Union. Then in May, further gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that certain hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and after French voters rejected the European
Union constitution. During June, additional gains were recorded from long positions in European interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged. A portion of the Partnership?s overall gains for the first nine months of the year was offset by losses of approximately 4.7% in the currency markets, primarily during January, from short U.S. dollar positions relative to the euro, South African rand,
Japanese yen, Swiss franc, Czech koruna, and Swedish krona as the value of the U.S. dollar reversed sharply higher in what many analysts described as a ?corrective? move after its decline during the fourth quarter of 2004. This increase in the value of the U.S. dollar was attributed to data released by the U.S. Treasury Department which showed that November's investment inflows to the U.S. were ample to cover that month?s record trade
       deficit.  Speculation that U.S. interest rates were likely to continue to rise, and fears that the re-evaluation of the Chinese yuan was farther away than expected, also boosted the
U.S. dollar.  Further losses in the currency markets were
incurred during March from long positions in the Polish zloty versus the U.S. dollar as the value of the Polish currency moved lower amid weak economic data out of that country. Additional losses were experienced from long positions in the South African rand, Singapore dollar, and the euro relative to the U.S. dollar as the value of the U.S. dollar reversed sharply higher leading up to and after the U.S. Federal Reserve's announcement of a
quarter-point increase in the federal funds? rate.   During May,
long positions in the euro against the U.S. dollar resulted in losses as the value of the U.S. dollar increased after China downplayed rumors of a move toward a flexible exchange rate. Later in the month, weak economic data and geopolitical uncertainty due to French voters rejecting the European Union constitution resulted in the value of the euro weakening further. Additional losses of approximately 4.4% were recorded in the agricultural markets during the first and second quarter from positions in the soybean complex, wheat, corn, and cotton as prices moved without consistent direction amid conflicting news regarding supply and demand. Long futures positions in corn resulted in additional losses during July and August when prices declined after heavy rainfall in the U.S. growing regions and forecasts for increases
       in supply increases. Smaller losses during the third
quarter were incurred from futures positions in the soybean complex and cotton as a result of ?whipsawing? in market prices.
 In the metals markets, losses of approximately 1.0% were recorded during April and July from long futures positions in aluminum, lead, and zinc as prices declined due to fears of decreased demand from China and strength in the U.S. dollar. Elsewhere in the metals markets, losses were recorded during June from long positions in silver as prices finished lower.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded total trading results including interest income totaling $(2,608,491) and expenses totaling $1,107,958, resulting in a net loss of $3,716,449 for the three months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $9.49 at June 30, 2004 to $8.87 at September 30, 2004.

The most significant trading losses of approximately 5.3% were recorded in the currency markets during July from long positions in the euro, Czech koruna, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar strengthened amid the release of positive economic data regarding consumer confidence and upbeat testimony regarding the status of the U.S. economy by U.S. Federal Reserve Chairman Alan Greenspan. Short-term volatility in the euro was responsible for losses during August as the value of the euro experienced ?whipsawing? due to conflicting economic data and surging energy prices throughout a majority of the month. Finally, losses were experienced during September from long positions in the Japanese yen against the U.S. dollar as the value of the yen declined amid surprisingly low second quarter growth, weakness in the equity markets, and the repatriation of funds by Japanese exporters. Additional losses of approximately 1.5% were incurred in the global stock index markets during July from long positions in U.S. and Japanese equity index futures as prices moved lower early in the month due to the release of disappointing U.S. employment data, higher energy prices, and geopolitical concerns. Further losses were recorded from newly- established short positions in U.S. equity index futures towards the end of July and throughout August as prices reversed higher due to a better-than-expected consumer confidence report and strong earnings data. Finally, losses were incurred in September from long positions in Japanese equity index futures as prices drifted lower during mid-month on concerns regarding the future of the Japanese economy amid the release of surprisingly low second quarter growth. Smaller losses of approximately 0.9% were experienced in the global interest rate futures markets, primarily during August, from short positions in Japanese interest rate futures as global bond prices trended higher, boosted by a surge in oil prices earlier
       in the month and a mixed economic picture generated by reports on the U.S. retail sales, jobless claims, and trade deficit. Within the European interest rate futures markets, losses were experienced during July and early September from long positions as prices reversed lower due to the release of strong economic data relating to the U.S. consumer confidence,
manufacturing, and job growth.   A portion of the Partnership?s
overall losses for the quarter was offset by gains of approximately 1.9% recorded in the energy markets, primarily during July and September, from long positions in heating oil and crude oil as prices strengthened during July and September due to continuing fears about potential terrorist attacks against the production and refining facilities in Saudi Arabia and Iraq, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major disruptions in oil production in the Gulf of Mexico due to Hurricane Ivan, and growing civil unrest in Nigeria. Additional gains of approximately 0.5% were recorded in the agricultural markets, primarily during July and September, from short futures positions in corn as prices trended lower due to ideal weather conditions in the U.S. Midwest growing region, reports of increased inventories by the U.S. Department of Agriculture, and weak export demand.



       The Partnership recorded total trading results including interest income totaling $(10,039,183) and expenses totaling $3,883,058, resulting in a net loss of $13,922,241 for the nine months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $11.11 at December 31, 2003 to $8.87 at September 30, 2004.

The most significant trading losses of approximately 16.5% were experienced in the currency markets from positions in the Japanese yen versus the U.S. dollar. These losses were experienced throughout the year from both long and short positions in the yen relative to the U.S. dollar and the euro as the value of the yen experienced significant short-term price volatility due to conflicting economic data regarding a Japanese economic recovery, uncertainty regarding a currency market intervention by the Bank of Japan, geopolitical concerns stemming from terror warnings and instability in Iraq, and speculation regarding the direction of U.S. and Japanese interest rates. Losses were also recorded from positions in the Singapore dollar against the U.S. dollar, primarily during the first and second quarters, as the value of the Singapore dollar experienced significant ?whipsawing? in tandem with the Japanese yen. Elsewhere in the currency markets, losses were experienced in the Korean won against the U.S. dollar as the value of the won also moved without consistent direction throughout the first and second quarters. Smaller losses were recorded from positions in
       the euro and Czech koruna versus the U.S. dollar,
primarily during the first quarter, as well as in July and August, as the value of these currencies also moved in a trendless pattern due to conflicting economic data and volatility in oil prices. Within the global stock index markets, losses of approximately 3.6% were incurred during April, May, and July from long positions in European equity index futures as prices drifted lower amid the continuing difficulties in Iraq, fears of global terrorism, and concerns of higher interest rates. Additional losses were recorded during April and July from long positions in U.S. equity index futures as prices declined for the aforementioned reasons. Smaller losses of approximately 0.9% were experienced in the metals markets, primarily during April, from long futures positions in gold as precious metals prices weakened due to the strength in the U.S. dollar. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 3.5% in the energy markets. During February, April, May, July, and September, long positions in unleaded gasoline, gas oil, and crude oil futures profited as prices trended higher due to consistent news of tight supply, continuing geopolitical concerns in the Middle East, concerns that top Russian oil producer, Yukos, may break up or stop selling oil, major disruptions in oil production in the Gulf of Mexico due to Hurricane Ivan, and growing civil unrest in Nigeria. Additional gains of approximately 0.7% were generated in the agricultural markets during March from long positions in
       corn futures as prices increased on news of strong demand from Asia. Further gains were experienced during July and August from short positions in corn futures as prices weakened due to ideal weather conditions in the growing regions of the U.S. Midwest, reports of increased inventories by the U.S. Department of Agriculture, and weaker export demand. Smaller gains of approximately 0.3% were recorded in the global interest rate futures markets, primarily during February and March, from long positions in U.S. interest rate futures as prices trended higher on speculation about U.S. interest rate policy, uncertainty in global equity markets, and safe-haven buying following a major terrorist attack in Madrid.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2005 and 2004. At
September 30, 2005 and 2004, the Partnership?s total capitalization was approximately $49 million and $51 million, respectively.

Primary Market        September 30, 2005      September 30, 2004
Risk Category	  	     Value at Risk   	     Value at Risk

Equity	(2.54)%	(0.21)%
Currency	(1.19)	(0.98)
Interest Rate 	(1.18)	(2.02)
Commodity	(1.13)	(0.77)
Aggregate Value at Risk	      (3.51)%	(2.70)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.

Primary Market Risk Category        High      Low      Average
Equity	(2.54)%	(1.86)%	(2.20)%

Currency	(1.61)	(1.08)	(1.28)

Interest Rate	(2.53)	(0.92)	(1.41)

Commodity	(1.13)	(0.45)	(0.93)

Aggregate Value at Risk  	(3.51)%	(2.65)%	(3.08)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005 and for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2005, such amount is equal to approximately 95% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.
 Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at September 30, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the
       Partnership are by law limited to futures on broadly-based indices. At September 30, 2005, the Partnership?s primary exposures were to the FTSE 100 (United Kingdom), CAC 40 (France), IBEX 35 (Spain), Euro Stoxx 50 (Europe), DAX (Germany), NASDAQ 100 (U.S.), Hang Seng (China), Nikkei 225 (Japan), S&P 500 (U.S.), TOPIX (Japan), All Share (South Africa), SPI 200 (Australia), Russell 2000 (U.S.), Taiwan STX (Taiwan), and Dow Jones (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the European, U.S., Japanese, and Chinese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The second largest market exposure of the Partnership at September 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates ? i.e., positions between two currencies other than the U.S. dollar. The Partnership?s major exposures were to the euro, Canadian dollar, Japanese yen, Swiss franc, British pound, Australian dollar, Norwegian krone, Polish zloty, and Swedish krona currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at September 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Canadian, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries ? e.g., Australia. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in
       short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At September 30, 2005, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At September 30, 2005, the Partnership had market exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as lead, copper, zinc, nickel, tin, and aluminum and precious metals such as gold, silver, and platinum.
Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market
       opportunities develop, and Demeter anticipates that
the Partnership will continue to do so.

Soft Commodities and Agriculturals. At September 30, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, wheat, corn, cotton, coffee, cocoa, soybeans, soybean meal, soybean oil, live cattle, and lean hogs markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following was the only non-trading risk exposure of the Partnership at September 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2005 were in euros, Hong Kong dollars, Japanese yen, South African rand, British pounds, Canadian dollars, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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







       PART II.  OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS
					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	3,000,000.000		November 6, 1998	333-60103
Additional Registration	6,000,000.000		March 27, 2000	333-91569
Additional Registration	10,000,000.000		February 26, 2003	  333-103170
Additional Registration	  2,000,000.000		April 28, 2004	333-113893
Total Units Registered          21,000,000.000

Units sold through 9/30/05      10,771,134.797
Units unsold through 9/30/05    10,228,865.203

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2005 was $112,109,799.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 6.  EXHIBITS

10.05(a)	Amendment No. 1 to the Amended and Restated Customer
Agreement between the Partnership and Morgan Stanley DW
Inc., dated as of July 31, 2003, is filed herewith.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                     Morgan Stanley Charter Millburn L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

November 14, 2005    By:/s/Kevin Perry
                           Kevin Perry
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.











MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)