Form 10-Q
period 2006-03-31
MORGAN STANLEY CHARTER MILLBURN LP
filed 2006-05-10
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended March 31, 2006 or

[ ]	Transition report pursuant to Section
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

Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer____Accelerated filer____Non-accelerated filer X

Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X






       <table>  	MORGAN STANLEY CHARTER MILLBURN L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2006


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2006
		(Unaudited) and December 31, 2005...........................2

		Statements of Operations for the Quarters
		Ended March 31, 2006 and 2005 (Unaudited).................. 3

		Statements of Changes in Partners? Capital for the
	  Quarters Ended March 31, 2006 and 2005 	(Unaudited)..........4

		Statements of Cash Flows for the Quarters
		Ended March 31, 2006 and 2005 (Unaudited)...................5

		Notes to Financial Statements (Unaudited)................6-12

Item 2. Management's Discussion and Analysis of
		   Financial Condition and Results of Operations........13-22

Item 3. Quantitative and Qualitative Disclosures about
		   Market Risk.........................................23-37

Item 4. Controls and Procedures................................37


PART II. OTHER INFORMATION

Item 1A.Risk Factors.........................................38-39

Item 2. Unregistered Sales of Equity Securities and
		   Use of Proceeds.........................................40

Item 5. Other Information.......................................41

Item 6. Exhibits................................................41



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF FINANCIAL CONDITION

				  March 31,	December 31,
				         2006       	       2005
				  $	$
				(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	39,135,552	40,758,493
	Restricted cash	    6,366,908	    6,129,461

	     Total cash	   45,502,460	   46,887,954

	Net unrealized gain on open contracts (MS&Co.)	      2,600,886	      326,059
	Net unrealized gain on open contracts (MSIL)	       198,548	          59,761

		Total net unrealized gain on open contracts              	     2,799,434 	        385,820

		Total Trading Equity	48,301,894	47,273,774

Subscriptions receivable	546,015	268,850
Interest receivable (Morgan Stanley DW)	         182,504	         137,932

		Total Assets	     49,030,413	   47,680,556

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	1,396,936	1,234,240
Accrued brokerage fees (Morgan Stanley DW)	234,235	236,081
Accrued management fees	       78,078	          78,694

		Total Liabilities	   1,709,249	     1,549,015

Partners' Capital

Limited Partners (4,145,504.432 and
	4,363,058.843 Units, respectively)	46,805,455	45,625,125
General Partner (45,675.701 and
     48,427.701 Units, respectively)	       515,709	         506,416

		Total Partners' Capital	   47,321,164	    46,131,541

		Total Liabilities and Partners' Capital	    49,030,413	    47,680,556
NET ASSET VALUE PER UNIT	             11.29	             10.46

	The accompanying notes are an integral part of these financial statements.

       <table>

	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

  	   	      For the Quarters Ended March 31,

                                                                         		          2006    	      2005
                                                                               	                            $		          $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		    501,942			       303,639

EXPENSES
	Brokerage fees (Morgan Stanley DW)		705,878	 919,644
	Management fees	      	      235,293	           294,285

		Total Expenses		      941,171	     1,213,929

NET INVESTMENT LOSS	   (439,229)	      (910,290)

TRADING RESULTS
Trading profit (loss):
	Realized			1,671,295	(223,279)
	Net change in unrealized		   2,413,614	   (3,755,229)

    		Total Trading Results		   4,084,909	    (3,978,508)

NET INCOME (LOSS) 	    3,645,680   	    (4,888,798)


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		3,606,170	(4,831,853)
	General Partner                                                   		           39,510	 (56,945)

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		       0.83    	 (0.85)
	General Partner                                                   		              0.83	 (0.85)








The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2006 and 2005
	(Unaudited)






				Units of
				Partnership	   Limited	     General
				       Interest       	       Partners    	          Partner     	      Total
					   $	     $	$
Partners? Capital,
	December 31, 2004	5,760,547.025	59,881,786	706,754	60,588,540

Offering of Units	207,424.278	2,066,020	?  	2,066,020

Net Loss		?	(4,831,853)	(56,945)	(4,888,798)

Redemptions                                                 (247,088.348)	   (2,442,520)                 ?  	  (2,442,520)

Partners? Capital,
	March 31, 2005                                      5,720,882.955	  54,673,433	      649,809	 55,323,242




Partners? Capital,
	December 31, 2005	4,411,486.544	45,625,125	506,416	46,131,541

Offering of Units	120,585.510	1,342,919	?  	1,342,919

Net Income	?	3,606,170	39,510	3,645,680

Redemptions                                                 (340,891.921)	   (3,768,759)           (30,217)	  (3,798,976)

Partners? Capital,
	March 31, 2006                                      4,191,180.133	  46,805,455	      515,709	 47,321,164








The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





				       For the Quarters Ended March 31,

				               2006      	          2005
				       $	   $
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	3,645,680	(4,888,798)
Noncash item included in net income (loss):
	Net change in unrealized	(2,413,614)	3,755,229

Increase in operating assets:
	Restricted cash	(237,447)	(2,447,837)
	Interest receivable (Morgan Stanley DW)	(44,572)	(28,018)

Decrease in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	(1,846)	(12,823)
	Accrued management fees 	             (616)	           (4,103)

Net cash provided by (used for) operating activities	    947,585	   (3,626,350)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	1,065,754	2,693,247
Cash paid for redemptions of Units	    (3,636,280)	   (3,096,274)

Net cash used for financing activities	   (2,570,526)	      (403,027)

Net decrease in unrestricted cash	(1,622,941)	(4,029,377)

Unrestricted cash at beginning of period	    40,758,493	   53,092,121

Unrestricted cash at end of period	    39,135,552	  49,062,744







The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter Millburn L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Morgan Stanley Charter Millburn L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan


       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Stanley Charter Series of funds, comprised of three continuously-offered limited partnerships, the Partnership, Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter MSFCM L.P., and effective as of May 1, 2006, one closed-end limited partnership, Morgan Stanley Charter Campbell L.P.

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

       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)




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

       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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


       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
	  Net Unrealized Gains/(Losses)
 	    on Open Contracts	    Longest Maturities

	Exchange-	  Off-Exchange-		Exchange- 	 Off-Exchange-
Date	  Traded  	    Traded   	  Total  	   Trade  	  Traded
	$	  $	  $

Mar. 31, 2006	3,655,688	(856,254)	2,799,434	Feb. 2007	Jun. 2006
Dec. 31, 2005	1,984,446	(1,598,626)	385,820	Oct. 2006	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled

       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $49,158,148 and $48,872,400 at March 31, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s

       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $4,586,851 and expenses totaling $941,171, resulting in net income of $3,645,680 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $10.46 at December 31, 2005 to $11.29 at March 31, 2006.

The most significant trading gains of approximately 6.5% were recorded in the global stock index futures markets from long positions in European, U.S., and Japanese stock index futures as global equity markets trended higher during the quarter on strong corporate earnings, and solid economic data. Additional gains of approximately 4.0% were experienced in the metals markets, particularly during January and March, from long futures positions in copper, aluminum, zinc, and nickel as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also boosted after news that a silver-backed Exchange Traded Fund would soon launch and create greater
investment interest in the metal.   Within the global interest
       rate futures markets, gains of approximately 2.2% were recorded, primarily during March from short positions in U.S. and European interest rate futures as global bond prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan will rise. Smaller gains of approximately 0.1% were experienced in the agricultural markets, from long positions in sugar futures as prices trended higher during January, surging to their highest level since 1981 in response to a decline in inventories following last year's devastating hurricane season, as well as from increased ethanol demand caused by higher energy prices. A portion of these gains for the quarter was offset by losses of approximately 3.7% in the currency markets, from long U.S. dollar positions versus the Czech koruna, euro, Swedish krona, and Norwegian krone as the U.S. dollar?s value reversed lower against these currencies during January on speculation that China, with a massive U.S. dollar reserve, might move to diversify some of its assets into other currencies. Additional losses in the currency markets were experienced during March from long positions in the Mexican peso versus the U.S. dollar as the value of the peso weakened on political uncertainty in Mexico. Further losses during March were experienced from short positions in the euro against the U.S. dollar as the value of the euro reversed higher against most of its major rivals after the release of generally positive economic data from the euro-zone reinforced expectations that European interest rates would
       continue to rise.  Additional losses were incurred from short positions in the Norwegian krone relative to the U.S. dollar as the value of the krone moved higher in tandem with the euro. Smaller losses of approximately 0.3% were experienced in the energy markets during February from long futures positions in unleaded gasoline as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in unleaded gasoline futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran.


For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(3,674,869) and expenses totaling $1,213,929, resulting in a net loss of $4,888,798 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $10.52 at December 31, 2004 to $9.67 at March 31, 2005.

The most significant trading losses of approximately 5.6% were recorded in the currency markets, primarily during January, from short U.S. dollar positions relative to the euro, South African rand, Japanese yen, Swiss franc, Czech koruna, and Swedish krona
       as the value of the U.S. dollar reversed sharply higher in what many analysts described as a ?corrective? move after its decline during the fourth quarter of 2004. This increase in the value of the U.S. dollar was attributed to data released by the U.S. Treasury Department which showed November's investment inflows to the U.S. were ample to cover that month?s record trade deficit. Speculation that U.S. interest rates were likely to continue to rise, and fears that the re-evaluation of the Chinese yuan was farther away than expected, also boosted the U.S. dollar. Further losses in the currency markets were incurred during March from long positions in the Polish zloty versus the U.S. dollar as the value of the Polish currency moved lower amid weak economic data out of that country. Additional losses were experienced from long positions in the South African rand, Singapore dollar, and euro relative to the U.S. dollar as the value of the U.S. dollar reversed sharply higher leading up to and after the U.S. Federal Reserve's announcement of a quarter-
point increase in the federal funds rate.   The value of the U.S.
dollar was further strengthened after news of a larger-than-
expected February increase in consumer prices.   Additional
losses of approximately 1.8% were recorded in the agricultural markets during February from short positions in the soybean complex, wheat, and corn as prices reversed higher on news of extremely cold weather in the growing regions of the U.S. and rumors of a reduction on world output during 2005. Elsewhere in the agricultural complex, losses were recorded from short
       positions in cotton futures as prices moved higher on news of strong export demand from Asia. Within the global stock index futures markets, losses of approximately 0.9% were recorded in January from long positions in U.S. equity index futures as prices finished the month lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy, and the potential for corporate profit growth to slow down. Further losses were experienced during March from long positions in U.S. equity index futures after prices moved lower early in the month amid concerns about the growing U.S. trade deficit, a weaker U.S. dollar, inflation fears, and a surge in crude oil prices.
Smaller losses in the global stock equity index futures markets, were experienced primarily during January and March from long positions in Hang Seng stock index futures as equity prices in Hong Kong moved lower due to weakness in the technology sector and fears that higher energy prices will restrict the economic growth of the region. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.3% in the energy markets during February and March from long futures positions in gas oil, crude oil, and heating oil as prices trended higher amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman Sachs that oil prices could reach $105 a
barrel.   Additional gains of approximately 0.8% were recorded in
the global interest rate futures markets during March from short
       positions in short-term U.S. interest rate futures as prices moved lower after the hike in U.S. interest rates by the U.S. Federal Reserve. Further gains were recorded during January and March from long positions in Japanese bond futures as prices trended higher due to weakness in the equity markets and fears that a full recovery of the Japanese economy is further away than investors may have previously expected.



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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2006 and 2005. At March
31, 2006 and 2005, the Partnership?s total capitalization was approximately $47 million and $55 million, respectively.

Primary Market           March 31, 2006          March 31, 2005
Risk Category	  	     Value at Risk   	     Value at Risk

Equity	(3.09)%	(2.11)%
Interest Rate	(1.47)	(1.01)
Currency	(0.94)	(1.08)
Commodity	(0.66)	(1.09)
Aggregate Value at Risk	   (4.36)%  	(3.01)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006.

Primary Market Risk Category        High      Low      Average
Equity	(3.09)%	(2.31)%	(2.63)%

Interest Rate	(2.53)	(0.50)	(1.42)

Currency	(1.60)	(0.94)	(1.24)

Commodity	(1.13)	(0.66)	(0.89)

Aggregate Value at Risk	(4.36)%	(3.14)%	(3.73)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005 and for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of March 31, 2006, such amount is equal to approximately 90% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash
       management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.
 Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at March 31, 2006 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. The Partnership?s primary market exposures were to the S&P/MIB (Italy), AEX-25 (Netherlands), FTSE 100 (United Kingdom), DAX (Germany), CAC 40 (France), IBEX 35 (Spain), Euro Stoxx 50 (Europe), S&P 500 (U.S.), NASDAQ 100 (U.S.), Dow Jones (U.S.), RUSSELL 2000 (U.S.), Canadian S&P 60 (Canada), TOPIX (Japan), NIKKEI 225 (Japan), Hang Seng (China), ASX-AOI (Australia), All Shares (South Africa), OMX 30 (Sweden), and TAIWAN (Taiwan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the European, U.S.,
       Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. At March 31, 2006, the Partnership?s second largest market exposure was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, Canadian, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

       Currency.  At March 31, 2006, the third largest market exposure of the Partnership was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2006, the Partnership?s major exposures were to the euro, Canadian dollar, Australian dollar, Japanese yen, Swiss franc, British pound, Polish zloty, Swedish krona, and Norwegian krone currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. At March 31, 2006, the Partnership was exposed to the markets that comprise these sectors. Most of the exposure was to the cotton, sugar, live cattle, soybeans, wheat, lean hogs, cocoa, soybean oil, corn, soybean meal, and coffee markets. Supply and demand
       inequalities, severe weather disruptions, and market
expectations affect price movements in these markets.
Metals.	At March 31, 2006, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as lead, copper, zinc, aluminum, and tin, and precious metals, such as gold, silver, and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Energy. At March 31, 2006, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2006 were in euros, Canadian dollars, Japanese yen, South African rand, Hong Kong dollars, British pounds, and Australian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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







       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
New investors and current limited partners of a Morgan Stanley Charter Series of funds are advised that effective May 1, 2006, Demeter will no longer accept any subscriptions for investments in Morgan Stanley Charter Campbell L.P. or any exchanges from other Morgan Stanley Charter Series of funds for Units of Morgan Stanley Charter Campbell L.P. Current limited partners of Morgan Stanley Charter Campbell L.P. will continue to be able to redeem Units of Morgan Stanley Charter Campbell L.P. and exchange Units of Morgan Stanley Charter Campbell L.P. for Units in other Morgan Stanley Charter Series of funds at any month-end closing.

The Partnership?s trading is highly leveraged. As an example of the leverage employed by the Partnership, the average of the underlying value of the Partnership?s month-end positions for the period March 2005 through February 2006 compared to the average month-end Net Assets of the Partnership during such period was 10.7 times Net Assets.

Trading on foreign exchanges presents greater risks to the Partnership than trading on U.S. exchanges. The average percentage of month-end margin requirements for the period March 2005 through February 2006 that relates to futures and options contracts on foreign exchanges as compared to the Partnership?s total average month-end margin requirements was 41.4%.
       The unregulated nature of the forwards markets creates counterparty risks that does not exist in futures trading on exchanges. The average percentage of month-end total margin requirements for the period March 2005 through February 2006 that relates to forward contracts as compared to the Partnership?s total average month-end margin requirements was 35.7%.

The Partnership incurs substantial charges. Demeter estimates the percentage of Partnership Net Assets that must be earned each year in order for the Partnership to break even without accounting for a redemption charge to be 3.55%.

The Partnership could lose assets and have its trading disrupted if a commodity broker, the Trading Advisor, or others become bankrupt or if the Partnership?s Trading Advisor commits a trading error. The Partnership?s assets could be lost or impounded and trading suspended if a commodity broker, the Partnership?s Trading Advisor, an exchange or a clearinghouse becomes insolvent or involved in lengthy bankruptcy proceedings, or if the Partnership?s Trading Advisor commits a trading error executed on behalf of the Partnership.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS
					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date
File Number

Initial Registration	3,000,000.000		November 6, 1998	333-60103
Additional Registration	6,000,000.000		March 27, 2000	333-91569
Additional Registration	10,000,000.000		February 26, 2003	  333-103170
Additional Registration	  2,000,000.000		April 28, 2004	333-113893
Total Units Registered          21,000,000.000

Units sold through 3/31/06      10,983,468.074
Units unsold through 3/31/06   _10,016,531.926

The managing underwriter for the Partnership is Morgan Stanley
DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2006 was $114,391,374.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION

Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On April 11, 2006, the National Futures Association approved Mr.
Richard Gueren as a director of Demeter.

Item 6.  EXHIBITS

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




                     Morgan Stanley Charter Millburn L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

May 15, 2006         By:/s/Kevin Perry
                           Kevin Perry
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.