Form 10-Q
period 2006-06-30
MORGAN STANLEY CHARTER MILLBURN LP
filed 2006-08-14
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2006


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2006
		(Unaudited) and December 31, 2005...........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2006 and 2005 (Unaudited)................... 3

		Statements of Changes in Partners? Capital for the
	  Six Months Ended June 30, 2006 and 2005 	(Unaudited).........4

		Statements of Cash Flows for the Six Months
		Ended June 30, 2006 and 2005 (Unaudited)....................5

		Notes to Financial Statements (Unaudited)................6-12

Item 2. Management's Discussion and Analysis of
		   Financial Condition and Results of Operations........13-28

Item 3. Quantitative and Qualitative Disclosures about
		   Market Risk.........................................28-42

Item 4. Controls and Procedures................................42


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................43

Item 2. Unregistered Sales of Equity Securities and
		   Use of Proceeds......................................43-44

Item 5. Other Information.......................................44

Item 6. Exhibits.............................................44-45



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF FINANCIAL CONDITION
				  June 30,	December 31,
				         2006       	       2005
				  $	$
				(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	39,090,209	40,758,493
	Restricted cash	     4,052,631	    6,129,461

	     Total cash	   43,142,840	   46,887,954

	Net unrealized gain on open contracts (MS&Co.)	      2,172,468	      326,059
	Net unrealized gain (loss) on open contracts (MSIL)	      (162,990)	          59,761

		Total net unrealized gain on open contracts              	    2,009,478 	        385,820

		Total Trading Equity	45,152,318	47,273,774

Subscriptions receivable	1,383,280	268,850
Interest receivable (Morgan Stanley DW)	        177,956	         137,932

		Total Assets	    46,713,554	   47,680,556

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	779,230	1,234,240
Accrued brokerage fees (Morgan Stanley DW)	230,242	236,081
Accrued management fees	          76,747	          78,694

		Total Liabilities	     1,086,219	     1,549,015
Partners' Capital

Limited Partners (4,229,202.465 and
	4,363,058.843 Units, respectively)	45,139,821	45,625,125
General Partner (45,675.701 and
      48,427.701 Units, respectively)	       487,514	         506,416

		Total Partners' Capital	    45,627,335	    46,131,541

		Total Liabilities and Partners' Capital	    46,713,554	    47,680,556
NET ASSET VALUE PER UNIT	             10.67	             10.46

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                        For the Three Months	                               For the Six Months
                          Ended June 30,      	                          Ended June 30,


                          2006      	       2005    	      2006   	    2005
                                $	                $	          $ 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   563,725	         336,519 		 1,065,667	          640,158

EXPENSES
	Brokerage fees (Morgan Stanley DW)	714,364	826,291	1,420,242		1,745,935
	Management fees	          238,121	          264,415	       473,414		      558,700

	  	Total Expenses 	    952,485	        1,090,706	  1,893,656		     2,304,635

NET INVESTMENT LOSS 	   (388,760)	         (754,187)	   (827,989)		  (1,664,477)

TRADING RESULTS
Trading profit (loss):
	Realized	(1,411,599)	(2,867,739)	259,696		(3,091,018)
	Net change in unrealized	    (789,956)	       3,619,923 	    1,623,658	     (135,306)

		Total Trading Results	   (2,201,555)	          752,184	   1,883,354		  (3,226,324)

NET INCOME (LOSS)                                      (2,590,315)		  (2,003)	    1,055,365		 (4,890,801)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(2,562,120)	 (2,868)	  1,044,050		(4,834,721)
	General Partner 	(28,195)	865	   11,315		(56,080)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                	    (0.62)	                         0.01	0.21		(0.84)
	General Partner                                                	(0.62)                          0.01	0.21 		(0.84)








The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2006 and 2005
	(Unaudited)






				Units of
				Partnership	   Limited	     General
				       Interest       	       Partners    	          Partner     	      Total
					   $	     $	$
Partners? Capital,
	December 31, 2004	5,760,547.025	59,881,786	706,754	60,588,540

Offering of Units	336,488.991	3,281,785	?  	3,281,785

Net Loss		?	(4,834,721)	(56,080)	(4,890,801)

Redemptions                                                 (784,008.151)	   (7,532,080)                 ?  	  (7,532,080)

Partners? Capital,
	June 30, 2005                                         5,313,027.865	  50,796,770	      650,674	 51,447,444




Partners? Capital,
	December 31, 2005	4,411,486.544	45,625,125	506,416	46,131,541

Offering of Units	423,584.477	4,676,812	?  	4,676,812

Net Income	?	1,044,050	11,315	1,055,365

Redemptions                                                 (560,192.855)	   (6,206,166)            (30,217)	  (6,236,383)

Partners? Capital,
	June 30, 2006                                         4,274,878.166	  45,139,821	      487,514	 45,627,335








The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER MILLBURN L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





				       For the Six Months Ended June 30,

				               2006      	          2005
				       $	   $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	1,055,365	(4,890,801)
Noncash item included in net income (loss):
	Net change in unrealized	(1,623,658)	135,306

(Increase) decrease in operating assets:
	Restricted cash	2,076,830	(436,958)
	Interest receivable (Morgan Stanley DW)                                             (40,024)	(20,775)

Decrease in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	 (5,839)	(46,611)
	Accrued management fees 	             (1,947)	          (14,916)

Net cash provided by (used for) operating activities	    1,460,727	   (5,274,755)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	3,562,382	3,882,839
Cash paid for redemptions of Units	   (6,691,393)	   (6,404,785)

Net cash used for financing activities	   (3,129,011)	    (2,521,946)

Net decrease in unrestricted cash	(1,668,284)	(7,796,701)

Unrestricted cash at beginning of period	  40,758,493	   53,092,121

Unrestricted cash at end of period	    39,090,209	   45,295,420







The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2006

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

1.  Organization
Morgan Stanley Charter Millburn L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan


       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Stanley Charter Series of funds, comprised of three continuously-offered limited partnerships: the Partnership, Morgan Stanley Charter Graham L.P., and Morgan Stanley Charter MSFCM L.P., and effective as of May 1, 2006, one closed-end limited partnership, Morgan Stanley Charter Campbell L.P.

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

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 100% of its average daily funds held at Morgan Stanley DW at a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW pays the Partnership interest

       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)




received from MS & Co. and MSIL with respect to such Partnership?s assets deposited as margin. The Partnership pays brokerage fees to Morgan Stanley DW.



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


       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:
	  Net Unrealized Gains/(Losses)
 	    on Open Contracts	    Longest Maturities

	Exchange-	  Off-Exchange-		 Exchange- 	 Off-Exchange-
Date	  Traded  	    Traded   	  Total  	  Traded  	  Traded
	$	  $	  $

Jun. 30, 2006	2,395,389	(385,911)	2,009,478	Jun. 2007	Sep. 2006
Dec. 31, 2005	1,984,446	(1,598,626)	385,820	Oct. 2006	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled

       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $45,538,229 and $48,872,400 at June 30, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s

       MORGAN STANLEY CHARTER MILLBURN L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the
       context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $(1,637,830) and expenses totaling $952,485, resulting in a net loss of $2,590,315 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit decreased from $11.29 at March 31, 2006 to $10.67 at June 30, 2006.

The most significant trading losses of approximately 6.5% were incurred during May from long positions in U.S., European, and Pacific Rim (Japanese and Taiwanese) stock index futures as equity prices moved lower. U.S. and European stock indices declined due to inflation concerns and uncertainty regarding future interest rate policy, while Japanese equity prices suffered from a heavy sell-off as investors expressed concerns that the Japanese economy, which is heavily dependent on exports, could be significantly impacted by a global economic slowdown. Additional losses were recorded from newly established short futures positions in the Taiwanese stock index as prices reversed higher towards the end of June, on hopes of a pause in U.S. interest rate hikes. Within the currency markets, losses of approximately 3.1% were incurred from long positions in the U.S. dollar at the beginning of the quarter as the value of the dollar
       declined against many of its major rivals, notably the
Japanese yen and Swiss franc. This reversal lower in the value of the U.S. dollar was attributed to news that foreign central banks would diversify their currency reserves away from the U.S. dollar. The U.S. dollar also weakened on worries regarding the U.S. trade deficit and speculation that the U.S. Federal Reserve may be near the end of its cycle in interest rate increases. During May and June, long positions in the Australian dollar versus the U.S. dollar incurred losses as the U.S. dollar reversed higher against most of its rivals after hawkish comments from several U.S. Federal Reserve officials, including U.S. Federal Reserve Chairman Ben Bernanke, implied another interest rate hike was necessary to help contain rising inflation. The value of the U.S. dollar continued to move higher leading up to the 17th consecutive interest rate hike by the U.S. Federal Reserve on June 29th. In addition, the value of the U.S. dollar strengthened by news that positive steps were taken regarding the nuclear standoff between Iran and the U.S. Smaller losses of approximately 1.3% were experienced within the agricultural markets primarily during June from long futures positions in sugar as prices reversed lower amid estimates of higher production and technically-based selling. Additional losses were incurred from short positions in live cattle futures as prices reversed higher after news that South Korea would resume U.S. beef imports. Elsewhere in the agricultural complex, long positions in wheat futures recorded losses as prices moved lower
       during the first half of June on favorable weather
forecasts across the U.S. wheat belts and reports from the U.S. Department of Agriculture showing improved crop conditions. A portion of the Partnership?s losses during the quarter was offset by gains of approximately 3.9% within the global interest rate futures markets from short positions in U.S. fixed-income futures as prices trended lower amid fears of accelerating global inflation. Further weighing down U.S. fixed-income prices was the anticipation of the seventeenth consecutive interest rate hike on June 29 by the U.S. Federal Reserve. Within the metals sector, gains of approximately 2.5% were achieved from long copper, nickel, and zinc futures position, as base metals prices rallied sharply during the quarter to record highs as strong global industrial demand from the U.S., China, and India helped push prices higher. Smaller gains of approximately 0.2% were generated in the energy markets from long futures positions in crude oil and gas oil as prices increased amid geopolitical tension in Iran, reports from the U.S. Department of Energy showing lower-than-expected levels of domestic gasoline inventories, and fears of supply disruptions in the Gulf of Mexico.

The Partnership recorded total trading results including interest income totaling $2,949,021 and expenses totaling $1,893,656, resulting in net income of $1,055,365 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $10.46 at December 31, 2005 to $10.67 at June 30, 2006.

The most significant trading gains of approximately 6.6% were recorded in the metals sector from long copper and zinc futures positions as base metals prices rallied sharply to record highs amid strong global industrial demand from the U.S., China, and India. Elsewhere in the metals markets, gains were achieved from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Additional gains of approximately 6.1% were recorded from short positions in U.S. and European interest rate futures as global bond prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States and the European Union would rise. These gains were partially offset by losses of approximately 6.7% in the currency markets from long U.S. dollar positions versus the Czech koruna and Norwegian krone as the U.S. dollar?s value reversed lower against these currencies during January on speculation that China, with a massive U.S. dollar reserve, would diversify some of its assets into other currencies. Additional losses in the currency markets were experienced during March from long positions in the Mexican peso versus the U.S. dollar as the value of the peso weakened on political uncertainty in Mexico. Within the agricultural markets, losses of approximately 1.2% were experienced from short positions in live cattle futures during
       May as prices reversed higher after news that South Korea would resume U.S. beef imports. Long positions in wheat and corn futures also recorded losses as prices moved lower during the first half of June on favorable weather forecasts across the U.S. wheat and corn belts and reports from the U.S. Department of Agriculture showing improved crop conditions. Further losses of approximately 0.4% were incurred in the global stock index futures markets during May from long positions in U.S., European, and Pacific Rim (Japanese and Taiwanese) equity index futures as equity prices moved lower. U.S. and European stock indices declined due to inflation concerns and uncertainty regarding future interest rate policy. During May, Japanese equity prices suffered from a heavy sell-off as investors expressed concerns that the Japanese economy, which is heavily dependent on exports, could be significantly impacted by a global economic slowdown. Additional losses were recorded from newly established short futures positions in the Taiwanese stock index as prices reversed higher towards the end of June, rallying on hopes of a pause in U.S. interest rate hikes. Smaller losses of approximately 0.1% were experienced in the energy markets during February from long futures positions in unleaded gasoline as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in unleaded gasoline futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran.

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $1,088,703 and expenses totaling $1,090,706, resulting in a net loss of $2,003 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit increased from $9.67 at March 31, 2005 to $9.68 at June 30, 2005.

The most significant trading gains of approximately 6.9% were recorded in the global interest rate futures markets during April from long positions in Japanese interest rate futures as prices increased due to weak economic data and geopolitical concerns over an intensifying rift between China and Japan. Additional gains were recorded from long positions in European bond futures as prices increased amid a steady stream of weak economic data from the major countries of the European Union. During May, gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that certain hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and after French voters
       rejected the European Union constitution.  In June, gains were recorded from long positions in European and Japanese interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data from Japan. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 1.6% in the agricultural sector from positions in wheat, corn, and soybean complex after prices moved in a trendless pattern due to conflicting news regarding supply and demand. Elsewhere in the agricultural markets, losses were incurred during May and June from long positions in coffee futures as prices reversed lower after the International Coffee Organization stated that supplies are currently sufficient to meet world demand. Additional losses of approximately 1.5% were recorded in the metals markets during April and June from long futures positions in aluminum, lead, zinc, and nickel as prices decreased due to fears of decreased demand from China and strength in the U.S. dollar. Losses of approximately 0.9% were experienced in energy markets during April from long positions in crude oil and its related products as prices moved higher amid concerns that production facilities in the Gulf of Mexico would be affected by a tropical storm and news of weak supply. Smaller losses of approximately 0.1% were recorded in the global stock index futures markets, primarily during April, from long positions in the U.S. and Pacific Rim stock index futures as global equity prices declined sharply
       towards the beginning of the month on concerns for
economic growth. Consistently weak economic data out of Japan, Germany, and France, as well as weaker-than-expected U.S. Gross Domestic Product data, resulted in prices continuing their decline throughout the second half of April, resulting in additional losses from long positions.


The Partnership recorded total trading results including interest income totaling $(2,586,166) and expenses totaling $2,304,635, resulting in a net loss of $4,890,801 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $10.52 at December 31, 2004 to $9.68 at June 30, 2005.

The most significant trading losses of approximately 5.6% were recorded in the currency markets, primarily during January, from short U.S. dollar positions relative to the euro, South African rand, Japanese yen, Swiss franc, Czech koruna, and Swedish krona as the value of the U.S. dollar reversed sharply higher in what many analysts described as a ?corrective? move after its decline during the fourth quarter of 2004. This increase in the value of the U.S. dollar was attributed to data released by the U.S. Treasury Department which showed November's investment inflows to the U.S. were ample to cover that month?s record trade deficit. Speculation that U.S. interest rates were likely to continue to rise, and fears that the re-valuation of the Chinese yuan was
       farther away than expected, also boosted the U.S. dollar.
Further losses in the currency markets were incurred during March from long positions in the Polish zloty versus the U.S. dollar as the value of the Polish currency moved lower amid weak economic data out of that country. Additional losses were experienced from long positions in the South African rand, Singapore dollar, and euro relative to the U.S. dollar as the value of the U.S. dollar reversed sharply higher leading up to and after the U.S. Federal Reserve's announcement of a quarter-point increase in the
U.S. federal funds rate.   During May, long positions in the euro
against the U.S. dollar resulted in losses as the value of the U.S. dollar increased after China downplayed rumors of a move toward a flexible exchange rate. Later in the month, weak economic data and geopolitical uncertainty due to French voters rejecting the European Union constitution, resulted in the value of the euro weakening further. Additional losses of approximately 3.4% were recorded in the agricultural markets during February from short positions in the soybean complex, wheat, and corn as prices reversed higher on news of extremely cold weather in the growing regions of the U.S. and rumors of a reduction in world output during 2005. Further losses were recorded from both long and short positions in these markets during the second quarter as prices moved in a trendless pattern due to conflicting news regarding supply and demand. Elsewhere in the agricultural complex, losses were recorded from short positions in cotton futures during February as prices moved
       higher on news of strong export demand from Asia.  Then in
May, long positions in cotton futures resulted in additional losses as prices declined on news of weak demand in China and technically-based selling. In the metals markets, losses of approximately 1.4% were recorded primarily during April and June from long futures positions as prices decreased due to fears of decreased demand from China and strength in the U.S. dollar. Smaller losses of approximately 1.0% were incurred within the global stock index futures markets primarily during January from long positions in U.S. equity index futures as prices finished the month lower amid weak consumer confidence data, concerns regarding U.S. interest rate policy, and the potential for corporate profit growth to slow down. Further losses were experienced during March from long positions in Pacific Rim and U.S. stock index futures as a result of equity prices moving lower early in the month amid concerns about the growing U.S. trade deficit, a weaker U.S. dollar, inflation fears, and a surge in crude oil prices. In April, losses were recorded from long positions in the U.S. and Pacific Rim stock index futures as prices declined sharply towards the beginning of the month on concerns for economic growth. Consistently weak economic data out of Japan, Germany, and France, as well as weaker-than-expected U.S. Gross Domestic Product data, resulted in prices continuing their decline throughout the second half of April, resulting in additional losses from long positions. A portion of the Partnership?s overall losses for the first six months of the
       year was offset by gains of approximately 7.7% recorded in the global interest rate futures markets during January and March from long positions in Japanese bond futures as prices trended higher due to weakness in the equity markets and fears that a full recovery of the Japanese economy is further away than investors may have previously expected. Further gains were experienced during April from long positions in Japanese interest rate futures as prices increased due to weak economic data and geopolitical concerns over an intensifying rift between China and Japan. Additional profits were recorded from long positions in European bond futures as prices trended higher amid a steady stream of weak economic data from the major countries of the European Union. During May, gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that certain hedge funds may have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and after French voters rejected the European Union constitution. In June, gains were recorded from long positions in European and Japanese interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged and the release of weak economic data from Japan. Within the energy markets, gains of approximately 0.4% were recorded during February and March
       from long futures positions in gas oil and heating oil, as prices trended higher amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman Sachs that oil prices could reach $105 a barrel. Smaller losses were recorded during June from long positions in these markets as prices moved higher amid concerns that production facilities in the Gulf of Mexico would be affected by a newly formed tropical storm and news of weak supply.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by
       the Partnership to typically be many times the total
capitalization of the Partnership.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that
       occurred over this time period.  This generates a
probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2006 and 2005. At June
       30, 2006 and 2005, the Partnership?s total capitalization was approximately $46 million and $51 million, respectively.


Primary Market           June 30, 2006            June 30, 2005
Risk Category	  	     Value at Risk   	     Value at Risk

Interest Rate	(1.83)%	(2.53)%
Currency	(0.49)	(1.24)
Equity	(0.23)	(2.31)
Commodity	(0.63)	(1.07)
Aggregate Value at Risk	     (1.68)%	(3.14)%

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

       The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006.
Primary Market Risk Category        High      Low      Average
Interest Rate	(1.83)%	(0.50)%	(1.25)%

Currency	(1.60)	(0.49)	(1.05)

Equity	(3.09)	(0.23)	(2.11)

Commodity	(1.13)	(0.63)	(0.78)

Aggregate Value at Risk	(4.36)%	(1.68)%	(3.36)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005 and for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of June 30, 2006, such amount is equal to approximately 90% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute
       forward-looking statements within the meaning of Section
27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at June 30, 2006 was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Canadian, Japanese, and Australian interest rate sectors. Interest rate
       movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. At June 30, 2006, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two
       currencies other than the U.S. dollar.  At June 30, 2006, the Partnership?s major exposures were to the euro, Mexican peso, Swiss franc, British pound, Australian dollar, Japanese yen, Turkish lira, New Zealand dollar, Canadian dollar, and Swedish krona currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At June 30, 2006, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. The Partnership?s primary market exposures were to the NASDAQ 100 (U.S.), Hang Seng (China), S&P 500 (U.S.), S&P/MIB (Italy), IBEX 35 (Spain), FTSE 100 (United Kingdom), SPI-200 (Australia), All Shares (South Africa), and OMX 30 (Sweden) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

       Commodity.
Soft Commodities and Agriculturals. The second largest exposure of the Partnership at June 30, 2006 was to the markets that comprise these sectors. Most of the exposure was to the cotton, soybeans, coffee, wheat, soybean meal, cocoa, sugar, corn, soybean oil, live cattle, and lean hogs markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. The third largest market exposure of the Partnership at June 30, 2006 was to the energy sector. The Partner-ship?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	At June 30, 2006, the Partnership had market
exposure in the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals,
       such as nickel, zinc, copper, aluminum, lead, and
tin, and precious metals, such as silver, gold, and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2006 were in Japanese yen, Australian dollars, Canadian dollars, euros, Swedish kronor, Hong Kong dollars, South African rand, British pounds, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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
   (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of
Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.
(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
       <table>  PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s
Report on Form 10-Q for the quarter ended March 31, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS
					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number

Initial Registration	3,000,000.000		November 6, 1998	333-60103
Additional Registration	6,000,000.000		March 27, 2000	333-91569
Additional Registration	10,000,000.000		February 26, 2003	  333-103170
Additional Registration	  2,000,000.000		April 28, 2004	333-113893
Total Units Registered          21,000,000.000

Units sold through 6/30/06      11,286,467.041
Units unsold through 6/30/06     9,713,532.959

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2006 was $117,725,266.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital
       of the Partnership for use in accordance with the ?Use of
Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION

Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On May 11, 2006, the National Futures Association approved Mr.
Walter Davis, Mr. Michael McGrath, and Mr. Andrew Saperstein as directors of Demeter.

On July 20, 2006, the National Futures Association approved Mr.
Walter Davis as an associated person of Demeter.

Item 6.  EXHIBITS

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-
Oxley Act of 2002.

32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant
to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
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




                     Morgan Stanley Charter Millburn L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

August 14, 2006      By:/s/Kevin Perry
                           Kevin Perry
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.