Form 10-Q
period 2006-09-30
MORGAN STANLEY CHARTER WCM L.P.
filed 2006-11-14
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from               to

Commission File Number 0-25605

MORGAN STANLEY CHARTER WCM L.P.
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

Morgan Stanley Charter Millburn L.P.



(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer____Accelerated filer____Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X






       <table> 	MORGAN STANLEY CHARTER WCM L.P.

(formerly, Morgan Stanley Charter Millburn L.P.)

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2006


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2006
		(Unaudited) and December 31, 2005...........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2006 and 2005 (Unaudited).............. 3

		Statements of Changes in Partners? Capital for the
	  Nine Months Ended September 30, 2006 and 2005 	(Unaudited)...4

		Statements of Cash Flows for the Nine Months
		Ended September 30, 2006 and 2005 (Unaudited)...............5

		Notes to Financial Statements (Unaudited)................6-15

Item 2.	Management's Discussion and Analysis of
		  	Financial Condition and Results of Operations........16-35

Item 3.	Quantitative and Qualitative Disclosures about
		  	Market Risk.........................................35-46

Item 4.	Controls and Procedures..............................46-47


PART II. OTHER INFORMATION

Item 1A.	Risk Factors............................................48

Item 2.	Unregistered Sales of Equity Securities and
		   Use of Proceeds......................................48-49

Item 5.	Other Information....................................49-51

Item 6.	Exhibits................................................51



       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CHARTER WCM L.P.
(formerly, Morgan Stanley Charter Millburn L.P.)
	STATEMENTS OF FINANCIAL CONDITION
				  September 30,	December 31,
				         2006       	       2005
				  $	$
				(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	42,332,388	40,758,493
	Restricted cash	        263,214	    6,129,461

		Total cash	   42,595,602	   46,887,954
	Net unrealized gain on open contracts (MS&Co.)	      397,803	      326,059
	Net unrealized gain on open contracts (MSIL)	         86,175	          59,761

		Total net unrealized gain on open contracts              	       483,978 	        385,820

		Total Trading Equity	43,079,580	47,273,774

Interest receivable (Morgan Stanley DW)	       182,295	         137,932
Subscriptions receivable	             ?  	         268,850

		Total Assets	  43,261,875	   47,680,556

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	1,841,800	1,234,240
Accrued brokerage fees (Morgan Stanley DW)	215,720	236,081
Accrued management fees	       71,906	          78,694

		Total Liabilities	   2,129,426	     1,549,015

Partners' Capital

Limited Partners (4,051,923.665 and
	4,363,058.843 Units, respectively)	40,673,948	45,625,125
General Partner (45,675.701 and
      48,427.701 Units, respectively)	      458,501	         506,416

		Total Partners' Capital	   41,132,449	    46,131,541
		Total Liabilities and Partners' Capital	   43,261,875	    47,680,556
NET ASSET VALUE PER UNIT	             10.04	             10.46

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER WCM L.P.
(formerly, Morgan Stanley Charter Millburn L.P.)
	STATEMENTS OF OPERATIONS
(Unaudited)

         For the Three Months	                           For the Nine Months
         Ended September 30, 	                    Ended September 30,


                    2006     	       2005    	      2006   	    2005
                          $	                $	          $   	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	    565,600	          366,679 		 1,631,267	        1,006,837

EXPENSES
	Brokerage fees (Morgan Stanley DW)	663,620	761,714	2,083,862		2,507,649
	Management fees	    221,207      	    253,903	       694,621		       812,603

	  	Total Expenses 	   884,827	   1,015,617	   2,778,483		     3,320,252

NET INVESTMENT LOSS 	                                 (319,227)	                  (648,938)	    (1,147,216)		  (2,313,415)

TRADING RESULTS
Trading profit (loss):
	Realized	(873,320)	3,079,741	(613,624)		(11,277)
	Net change in unrealized	 (1,525,500)	      420,165 	        98,158	     284,859

		Total Trading Results	  (2,398,820)	   3,499,906	     (515,466)		     273,582

NET INCOME (LOSS)                                     (2,718,047)		  2,850,968	   (1,662,682)		 (2,039,833)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	                                          (2,689,034)	   2,813,798	         (1,644,984)  	(2,020,923)
	General Partner 	                                               (29,013)	37,170	(17,698)	(18,910)


NET INCOME (LOSS) PER UNIT

	Limited Partners              (0.63)                            0.56                     (0.42)                     (0.28)
	General Partner              (0.63)                            0.56                     (0.42)                     (0.28)



The accompanying notes are an integral part of these financial statements.




       <table> MORGAN STANLEY CHARTER WCM L.P.
(formerly, Morgan Stanley Charter Millburn L.P.)
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2006 and 2005
	(Unaudited)






				Units of
				Partnership	   Limited	     General
				       Interest       	       Partners    	          Partner     	      Total
					   $	     $	$
Partners? Capital,
	December 31, 2004	5,760,547.025	59,881,786	706,754	60,588,540

Offering of Units	 497,867.073	4,867,648	? 	4,867,648

Net Loss		?	(2,020,923)	(18,910)	(2,039,833)

Redemptions                                              (1,491,026.805)	  (14,615,310)                 ?  	  (14,615,310)

Partners? Capital,
	September 30, 2005                              4,767,387.293	  48,113,201	     687,844	 48,801,045





Partners? Capital,
	December 31, 2005	4,411,486.544	45,625,125	506,416	46,131,541

Offering of Units	 524,214.546	5,700,316	? 	5,700,316

Net Loss		?	(1,644,984)	(17,698)	(1,662,682)

Redemptions                                                (838,101.724)	  (9,006,509)            (30,217)	  (9,036,726)

Partners? Capital,
	September 30, 2006                              4,097,599.366	  40,673,948	     458,501	 41,132,449






The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER WCM L.P.
(formerly, Morgan Stanley Charter Millburn L.P.)
	STATEMENTS OF CASH FLOWS
(Unaudited)





				       For the Nine Months Ended September 30,

				               2006      	          2005
				       $	   $
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(1,662,682)	(2,039,833)
Noncash item included in net loss:
	Net change in unrealized	(98,158)	(284,859)

(Increase) decrease in operating assets:
	Restricted cash	5,866,247	(135,294)
	Interest receivable (Morgan Stanley DW)                                             (44,363)	(32,869)

Decrease in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	 (20,361)	(64,404)
	Accrued management fees 	              (6,788)	          (17,263)

Net cash provided by (used for) operating activities	   4,033,895	   (2,574,522)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	5,969,166	5,578,886
Cash paid for redemptions of Units	   (8,429,166)	   (12,127,672)

Net cash used for financing activities	   (2,460,000)	    (6,548,786)

Net increase (decrease) in unrestricted cash	1,573,895	(9,123,308)

Unrestricted cash at beginning of period	    40,758,493	   53,092,121

Unrestricted cash at end of period	   42,332,388	   43,968,813





The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER WCM L.P.
(formerly, Morgan Stanley Charter Millburn L.P.)
NOTES TO FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter WCM L.P. (formerly known as Morgan Stanley Charter Millburn L.P.) (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Morgan Stanley Charter WCM L.P. (formerly known as Morgan Stanley Charter Millburn L.P.) is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the

       MORGAN STANLEY CHARTER WCM L.P.
(formerly, Morgan Stanley Charter Millburn L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Morgan Stanley Charter Series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Aspect L.P. (formerly known as Morgan Stanley Charter MSFCM L.P.), and Morgan Stanley Charter Campbell L.P. which no longer accepts any subscriptions and exchanges of units of limited partnership interest (?Unit(s)?) from any other Charter Series of Funds for Units of Morgan Stanley Charter Campbell L.P.

The Partnership and Morgan Stanley Charter Aspect L.P. did not accept any subscriptions for investment or exchanges from other
Charter Series of Funds for September 30, 2006 and October 31,
2006 month-end closings.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. Prior to September 30, 2006, Millburn Ridgefield Corporation (?Millburn?) was the trading advisor to the Partnership.


       MORGAN STANLEY CHARTER WCM L.P.
(formerly, Morgan Stanley Charter Millburn L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Demeter terminated the management agreement with Millburn as of September 30, 2006. Consequently Millburn ceased all futures interests trading on behalf of the Partnership as of September 30, 2006 and trading terminated within the Partnership as of such date.

On October 13, 2006, Demeter entered into a management agreement with Winton Capital Management Limited (?Winton? or the ?Trading Advisor?), to serve as the sole Trading Advisor to the Partnership effective December 1, 2006 and is expected to trade the Net Assets of the Partnership pursuant to its Diversified Trading Program. Pursuant to the terms of the management agreement, effective October 13, 2006, Morgan Stanley Charter Millburn L.P. was renamed to Morgan Stanley Charter WCM L.P.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, through September 30, 2006, Morgan Stanley DW paid the Partnership interest income equal to 100% of its average daily funds held at Morgan Stanley DW at a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW paid the
       MORGAN STANLEY CHARTER WCM L.P.
(formerly, Morgan Stanley Charter Millburn L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership interest received from MS & Co. and MSIL with respect to such Partnership?s assets deposited as margin. The Partnership paid brokerage fees to Morgan Stanley DW.




Effective October 1, 2006 through November 30, 2006, Morgan
Stanley DW pays the Partnership interest income equal to the rate earned by Morgan Stanley DW on its U.S. Treasury bill investments. Given the absence of futures interest trading within the Partnership during this period, the Partnership did not pay any brokerage fees, management fees, and incentive fees.

In connection with Winton commencing trading of the Partnership?s
Net Assets as of December 1, 2006, the following changes will occur with respect to the interest income payable to the Partnership and the brokerage fees, management fees, and incentive fees paid by the Partnership.

Effective December 1, 2006, Morgan Stanley DW will pay the Partnership interest income equal to 100% of its average daily funds held at Morgan Stanley DW at a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW paid the Partnership interest received from MS & Co. and MSIL with respect to such Partnership?s assets deposited as margin.
       MORGAN STANLEY CHARTER WCM L.P.
(formerly, Morgan Stanley Charter Millburn L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)





Effective December 1, 2006, the Partnership will resume paying brokerage fees to Morgan Stanley DW.


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

       MORGAN STANLEY CHARTER WCM L.P.
(formerly, Morgan Stanley Charter Millburn L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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


Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

       MORGAN STANLEY CHARTER WCM L.P.
(formerly, Morgan Stanley Charter Millburn L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

	  Net Unrealized Gains/(Losses)
 	    on Open Contracts	    Longest Maturities

	Exchange-	  Off-Exchange-		 Exchange- 	 Off-Exchange-
Date	  Traded  	    Traded   	  Total  	  Traded  	  Traded
	$	  $	  $

Sep. 30, 2006	746,311	(262,333)	483,978	Dec. 2006	Dec. 2006
Dec. 31, 2005	1,984,446	(1,598,626)	385,820	Oct. 2006	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the

       MORGAN STANLEY CHARTER WCM L.P.
(formerly, Morgan Stanley Charter Millburn L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $43,341,913 and $48,872,400 at September 30, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement,

       MORGAN STANLEY CHARTER WCM L.P.
(formerly, Morgan Stanley Charter Millburn L.P.)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the FASB issued FASB Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109? (?FIN 48?). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company?s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Partnership as of January 1, 2007. The Partnership is cur-rently evaluating the potential impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value
Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands


       MORGAN STANLEY CHARTER WCM L.P.
(formerly, Morgan Stanley Charter Millburn L.P.)
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008 . The Partner-ship is currently evaluating the potential impact of adopting SFAS No. 157.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of Units in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.
       The Partnership did not accept any subscriptions for
investments or exchanges from other Charter Series of Funds for the September 30, 2006 and October 31, 2006 month-end closings.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of
       operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 15 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $(1,833,220) and expenses totaling $884,827, resulting in a net loss of $2,718,047 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $10.67 at June 30, 2006 to $10.04 at September 30, 2006.

The most significant trading losses of approximately 4.9% were recorded in the global interest rate futures markets, during July, from short positions in U.S., German, and Canadian fixed-income futures as prices reversed higher on significant geopolitical concerns after North Korea conducted long-range missile tests, terrorist bombings aboard commuter trains in Bombay, India and fears of an escalating conflict between Israel and Lebanon. In addition, prices were boosted by U.S. Federal Reserve Chairman Ben Bernanke?s testimony before Congress, which eased fears of accelerating inflation and suggested that interest rate increases would possibly come to a pause at the August U.S. Federal Reserve meeting, as well as news that the European Central Bank, and the Bank of Canada kept interest rates unchanged. Further losses were recorded in August from short positions in U.S., Japanese, Australian, and Canadian fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. U.S. interest rate futures prices were also pressured higher by government reports showing weaker-than-expected U.S. economic data and soft inflation data. Meanwhile, Canadian fixed-income futures prices rose after data suggested that the Canadian Gross Domestic Product grew at its slowest pace in more than a year. Elsewhere in the global interest rate sector, Japanese fixed-income futures prices increased after lower-than-expected inflation data dampened expectations for an interest rate hike by the Bank of Japan in the near-future, while Australian fixed-income futures were buoyed by the release of an economic report showing consumer confidence in Australia had its biggest monthly decline since 1989 and on fears that the Australian economy may weaken in tandem with falling commodity prices. In the currency markets, losses of approximately 2.0% were incurred during July from short positions in the Mexican peso and Turkish lira against the euro and U.S. dollar as the value of the Mexican peso and Turkish lira moved higher on investor optimism regarding the future of the Mexican and Turkish economies. Additionally, the euro moved lower after the European Central Bank decided to keep its interest rate unchanged. Additional losses were incurred from short positions in the British pound versus the Swedish krona as the value of the British pound strengthened on solid housing and consumer-price data out of the United Kingdom and short positions in the Australian dollar against the Swiss franc as the value of the Australian dollar moved higher amid expectations of another interest rate hike by the Reserve Bank of Australia. Finally, losses in the currency markets were incurred from short positions in the New Zealand dollar versus the Japanese yen, euro, and U.S. dollar as the value of the New Zealand dollar strengthened in July and August amid speculation that the Reserve Bank of New Zealand will continue to raise interest rates. Within the energy sector, losses of approximately 0.6% were experienced during August and September from long futures positions in crude oil and its related products as prices reversed lower after remarks by the U.S. Department of Energy Secretary Samuel Bodman suggested there were adequate supplies to make up for the loss of output due to British Petroleum's recent pipeline shutdown in Alaska. Prices were pressured lower after reports of a terrorist plot to attack U.S.-bound flights from the United Kingdom increased concerns that demand for oil might weaken as consumers might cut back on airline travel plans over safety concerns. Prices continued to move lower toward the latter half of August and into September after news of an official cease-fire between Israel and Hezbollah militants in Lebanon and OPEC reduced its 2006 oil
       demand growth forecast. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.4% in the global stock index futures markets, primarily during September, from long positions in European equity index futures as prices increased amid falling oil prices. Additionally, Spanish equity index futures prices moved significantly higher on merger and acquisition activity in the utility sector, while German equity index futures rose after the European Central Bank decided to leave interest rates unchanged. Elsewhere in the global stock index sector, gains were experienced, primarily during July and August, from long positions in Hong Kong equity index futures as prices increased on an optimistic economic outlook for the region after Gross Domestic Product in China surged to 10.9% in the first six months of this year and strong corporate earnings. Additional gains of approximately 0.6% were experienced in the metals markets from long positions in nickel futures during July and August as prices trended higher on reports of weak global stockpiles, consistently strong global demand, and lower-than-forecasted production. In addition, prices were boosted by news of labor disputes at mining facilities in Canada. Smaller gains of approximately 0.1% were experienced within the agricultural markets during July and August from short positions in soybeans and soybean meal futures as prices fell sharply amid slow export sales, drought-breaking rains and cooler temperatures in the U.S. Midwest.
       The Partnership recorded total trading results including interest income totaling $1,115,801 and expenses totaling $2,778,483, resulting in a net loss of $1,662,682 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $10.46 at December 31, 2005 to $10.04 at September 30, 2006.

The most significant trading losses of approximately 8.5% were recorded in the currency markets from long U.S. dollar positions versus the Czech koruna, Norwegian krone, Swiss franc, Swedish krona, and Singapore dollar as the U.S. dollar?s value reversed lower against these currencies during January on speculation that China, with a massive U.S. dollar reserve, would diversify some of its assets into other currencies. Additional losses in the currency markets were experienced during March from long positions in the Mexican peso versus the U.S. dollar as the value of the peso weakened on political uncertainty in Mexico, as well as during May from long positions in the Turkish lira and Mexican peso relative to the U.S. dollar as the value of these currencies declined sharply amid political uncertainty. Additional losses of approximately 1.1% were incurred in the agricultural complex from short positions in live cattle futures during May as prices reversed higher after news that South Korea would resume U.S. beef imports. Long positions in wheat and corn futures also recorded losses as prices moved lower during the first half of
       June on favorable weather forecasts in the U.S. wheat and corn belts and reports from the U.S. Department of Agriculture showing improved crop conditions. Smaller losses of approximately 0.6% were incurred in the energy sector during February from long futures positions in unleaded gasoline as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in unleaded gasoline futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Elsewhere in the energy sector, losses were experienced during August and September from long futures positions in crude oil and its related products as prices reversed lower after remarks by the U.S. Department of Energy Secretary Samuel Bodman suggested there were adequate supplies to make up for the loss of output due to British Petroleum's recent pipeline shutdown in Alaska. Prices were pressured lower after reports of a terrorist plot to attack U.S.-bound flights from the United Kingdom increased concerns that demand for might may weaken as consumers might cut back on airline travel plans over safety concerns. Prices continued to move lower toward the latter half of August and into September after news of an official cease-fire between Israel and Hezbollah militants in
       Lebanon and OPEC reduced its 2006 oil demand growth
forecast. A portion of the Fund?s losses for the first nine months of the year was offset by gains of approximately 7.2% experienced in the metals sector from long copper, zinc, and nickel futures positions as base metals prices rallied sharply to record highs amid strong global industrial demand from the U.S., China, and India. Elsewhere in the metals markets, gains were achieved from long futures positions in silver and gold as precious metals prices reached 26-year highs in May on persistent demand from foreign central banks. Additional gains were experienced from long positions in nickel futures during July and August as prices trended higher on reports of weak global stockpiles, consistently strong global demand, and lower-than-forecasted production. Within the global stock index sector, gains of approximately 1.1% were recorded, during January and March, from long positions in European, U.S., Hong Kong, South African, and Australian stock index futures as global equity prices trended higher during the first quarter on strong corporate earnings, and solid economic data. During September, additional gains were recorded from long positions in European equity index futures as prices increased amid falling oil prices. Spanish equity index futures prices moved significantly higher on merger and acquisition activity in the utility sector, while German equity index futures rose after the European Central Bank decided to leave interest rates unchanged. Elsewhere in the
       global stock index sector, gains were experienced
throughout the third quarter from long positions in Hong Kong equity index futures as prices increased on an optimistic economic outlook for the region after Gross Domestic Product in China surged to 10.9% in the first six months of this year and strong corporate earnings. Smaller gains of approximately 0.9% were experienced in the global interest rate sector from short positions in U.S. and European interest rate futures as global bond prices trended lower during the first half of the year amid strength in regional equity markets and investor sentiment that interest rates in the United States and the European Union would rise.

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $3,866,585 and expenses totaling $1,015,617, resulting in net income of $2,850,968 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit increased from $9.68 at June 30, 2005 to $10.24 at September 30, 2005.

The most significant trading gains of approximately 8.8% were recorded in the global stock index futures markets, primarily during July and September from long positions in Pacific Rim, European, and South African equity index futures. During July,
       long positions in Pacific Rim and European stock index futures benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S., Europe, and Japan. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, long positions in Japanese stock index futures experienced gains as prices moved sharply higher on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch as demonstrated by rising production, improving business sentiment, and a sustained upturn in consumer spending. Additional sector gains resulted from long positions in European stock index futures as equity prices rose amid a drop in oil prices and as investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast.
Elsewhere in the global stock index futures markets, gains were experienced during July and September from long positions in South African equity index futures as prices moved higher on continued strength in gold prices and optimism that the business climate in South Africa would continue to improve. In the energy markets, gains of approximately 3.3% were recorded during July
       from long positions in crude oil and unleaded gasoline as prices surged during the first week of the month on possible supply disruptions from Hurricane Dennis. Prices continued to move higher toward the end of the month after news of several refinery fires in Texas and Louisiana, declining U.S. inventories, and passage by the U.S. Congress of President Bush?s energy bill. Then in August, further gains were recorded from long positions in crude oil and its related products, and natural gas as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concerns for heavily damaged, or even possibly destroyed refineries and production facilities. Within the currency markets, gains of approximately 0.9% were experienced during August and September from long positions in the Canadian dollar relative to the Japanese yen, euro, and the U.S. dollar as the Canadian dollar increased against most of its major rivals amid strength in the equity markets and the Bank of Canada?s decision to raise its key interest rate for the first time in 11 months. Smaller gains of approximately 0.5% were experienced in the metals markets, from long positions in copper futures during July and September as prices trended higher amid consistent strong demand from China. Elsewhere in the metals markets, long positions in gold futures recorded gains during September as prices increased sharply as fears of inflation and the long-term
       economic effect of higher energy prices.  A portion of the
Partnership?s overall gains for the quarter was offset by losses of approximately 5.1% in the global interest rate futures markets from both long and short positions in European, Japanese, U.S., and Canadian fixed-income futures as prices moved without consistent direction amid conflicting economic data, uncertainty regarding the future interest rate policy of the U.S., European Union and Canada, and volatility in energy prices. Smaller Partnership losses of approximately 1.0% were experienced within the agricultural markets during July and August from long futures positions in corn after prices declined from heavy rainfall in the U.S. growing regions and forecasts for increases in supply. Elsewhere in the agricultural markets, losses were incurred from futures positions in soybean meal and cotton as prices moved in a trendless pattern amid conflicting news regarding supply and demand.

The Partnership recorded total trading results including interest income totaling $1,280,419 and expenses totaling $3,320,252, resulting in a net loss of $2,039,833 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $10.52 at December 31, 2004 to $10.24 at September 30, 2005.

The most significant trading gains of approximately 7.7% were recorded in the global stock index futures markets during February from long positions in Pacific Rim and European equity index futures as equity prices moved higher early in the month amid the elections in Iraq and lower-than-expected unemployment data out of the U.S. Pacific Rim equity index futures prices were also pushed higher when positive economic data painted a brighter picture of the Far East Region?s economy. Further gains were recorded from long positions in European and South African equity index futures during May and June as prices finished higher amid weakness in the euro and the South African rand. During July and September, gains resulted from long positions in Pacific Rim, European, and South African equity index futures.
In July, long positions in Pacific Rim and European stock index futures benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S, Europe, and Japan. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, long positions in Japanese stock index futures experienced gains as prices moved sharply higher on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch. Additional sector gains resulted from long positions in European stock index futures as equity prices rose amid declining oil prices and as investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. Elsewhere in the global stock index futures markets, gains were experienced during July and September from long positions in South African equity index futures as prices moved higher on continued strength in gold prices and optimism that the business climate in South Africa would continue to improve. Within the energy markets, gains of approximately 3.7% were recorded during February and March from long futures positions in crude oil and its related products as prices trended higher amid news of increased demand from China, fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and predictions from analysts at Goldman Sachs that oil prices could reach $105 a barrel. Then in June, gains were recorded during from long positions in energy futures as prices moved higher amid concerns that production facilities in the Gulf of Mexico would be affected by a newly formed tropical storm and news of weak supply. During July, gains were recorded from long positions in crude oil and unleaded gasoline as prices surged during the first week of the month on possible supply disruptions from Hurricane Dennis. Prices continued to move higher toward the end of the month after news of several refinery fires in Texas and Louisiana, declining U.S. inventories, and passage by the U.S. Congress of President Bush?s
       energy bill.  Then in August, further gains were recorded from long positions in crude oil and its related products, and natural gas as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concerns for heavily damaged, or even possibly destroyed, refineries and production facilities. Within the global interest rate futures markets, gains of approximately 2.2% were experienced during January and March from long positions in European bond futures as prices trended higher amid a steady stream of weak economic data from the major countries of the European Union. Then in May, further gains were recorded from long positions in European interest rate futures as prices increased early in the month as investors sought the safe-haven of fixed-income investments due to speculation that certain hedge funds might have experienced significant losses. Prices then continued to strengthen after European Central Bank representatives publicly rejected calls for increases in European interest rates and after French voters rejected the European Union constitution. During June, additional gains were recorded from long positions in European interest rate futures as prices trended higher throughout the month due to European Central Bank officials? decision to keep key interest rates unchanged. A portion of the Partnership?s overall gains for the first nine months of the year was offset by losses of approximately 4.7% in
       the currency markets, primarily during January, from short
U.S. dollar positions relative to the euro, South African rand, Japanese yen, Swiss franc, Czech koruna, and Swedish krona as the value of the U.S. dollar reversed sharply higher in what many analysts described as a ?corrective? move after its decline during the fourth quarter of 2004. This increase in the value of the U.S. dollar was attributed to data released by the U.S. Treasury Department which showed that November's investment inflows to the U.S. were ample to cover that month?s record trade deficit. Speculation that U.S. interest rates were likely to continue to rise, and fears that the re-evaluation of the Chinese yuan was farther away than expected, also boosted the U.S. dollar. Further losses in the currency markets were incurred during March from long positions in the Polish zloty versus the U.S. dollar as the value of the Polish currency moved lower amid weak economic data out of that country. Additional losses were experienced from long positions in the South African rand, Singapore dollar, and the euro relative to the U.S. dollar as the value of the U.S. dollar reversed sharply higher leading up to and after the U.S. Federal Reserve's announcement of a quarter-
point increase in the federal funds? rate.   During May, long
positions in the euro against the U.S. dollar resulted in losses as the value of the U.S. dollar increased after China downplayed rumors of a move toward a flexible exchange rate. Later in the month, weak economic data and geopolitical uncertainty due to
       French voters rejecting the European Union constitution resulted in the value of the euro weakening further. Additional losses of approximately 4.4% were recorded in the agricultural markets during the first and second quarter from positions in the soybean complex, wheat, corn, and cotton as prices moved without consistent direction amid conflicting news regarding supply and demand. Long futures positions in corn resulted in additional losses during July and August when prices declined after heavy rainfall in the U.S. growing regions and forecasts for increases in supply increases. Smaller losses during the third quarter were incurred from futures positions in the soybean complex and cotton as a result of ?whipsawing? in market prices. In the metals markets, losses of approximately 1.0% were recorded during April and July from long futures positions in aluminum, lead, and zinc as prices declined due to fears of decreased demand from China and strength in the U.S. dollar. Elsewhere in the metals markets, losses were recorded during June from long positions in silver as prices finished lower.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or
       substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open
       positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among
       these variables.  The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques
       and systems capabilities improve.  Please note that the
VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2006 and 2005. The Partnership?s VaR at September 30, 2006 was zero for all market categories except Currency, because its open positions have been offset. At September 30, 2006 and 2005, the Partnership?s total capitalization was approximately $41 million and $49 million, respectively.

Primary Market        September 30, 2006       September 30, 2005
Risk Category	  	     Value at Risk   	     Value at Risk

Currency	(0.04)%	(1.19)%
Interest Rate                    -	(1.18)
Equity				       -				   (2.54)

Commodity				       -				   (1.13)

Aggregate Value at Risk	     (0.04)%			   (3.51)%



       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006.

Primary Market Risk Category        High      Low      Average
Currency	(1.60)%	(0.04)%	(0.77)%

Interest Rate	(1.83)	      -	(0.95)

Equity	(3.09)	      -	(1.47)

Commodity	(0.70)	      -	(0.50)

Aggregate Value at Risk	(4.36)%	(0.04)%	(2.50)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005 and for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2006, such amount is equal to approximately 97% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of
       new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership. The following was the only trading risk exposure of the Partnership at September 30, 2006. It may be anticipated, however, that this market exposures will vary materially over time.

Currency. The Partnership?s currency market exposure at September 30, 2006 was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At September 30, 2006, the Partnership?s exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2006 were in euros, Hong Kong dollars, British pounds, South African rand, Australian dollars, Canadian dollars, Swedish kronor, Japanese yen, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.


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




       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s
Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS

					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number
Initial Registration	3,000,000.000	      November 6, 1998	333-60103
Additional Registration	6,000,000.000	     March 27, 2000	333-91569
Additional Registration	10,000,000.000	     February 26, 2003	  333-103170
Additional Registration	  2,000,000.000	     April 28, 2004	333-113893
Total Units Registered    21,000,000.000

Units sold through 9/30/06      11,387,097.110
Units unsold through 9/30/06   __9,612,902.890

The managing underwriter for the Partnership is Morgan Stanley DW.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

For September 30, 2006 and October 31, 2006 month-end closings, Units of the Partnership were not offered, and the Partnership did not accept any exchanges of Units from any other Charter Series of Funds.
       The aggregate price of the Units sold through September 30,
2006 was $118,748,770.

Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION

Management. On September 22, 2006, the following individual was elected as a Director of Demeter. Jacques Chappuis, age 37, is a Director of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received a B.A. degree in finance from Tulane University
       in 1991 and an MBA in finance, with honors, from the
Columbia University Graduate School of Business in 1998.

On November 6, 2006, Mr. Kevin Perry resigned his position as
Chief Financial Officer of Demeter effective November 7, 2006.

On November 7, 2006, the Board of Directors of Demeter appointed Mr. Lee Horwitz as the Chief Financial Officer of Demeter. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Horwitz currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.

Other.  Effective October 13, 2006, Morgan Stanley Charter
Millburn L.P. was renamed to Morgan Stanley Charter WCM L.P.

Effective December 1, 2006, the monthly management fee will be paid to Winton at a rate equal to 1/12 of 2% (a 2% annual rate)
       of the Partnership?s Net Assets as of the first day of each month.

Effective December 1, 2006, the Partnership will pay Winton a monthly incentive fee of 20% of trading profits earned by the Partnership as of the end of each calendar month. The incentive fee period will begin for Winton from the date the Partnership begins to receive trading advice from Winton to the end of the calendar month as of which the incentive fee calculation is being made. The Partnership will pay incentive fees based upon the performance of Winton beginning December 1, 2006 without regard to any losses incurred by the prior Trading Advisor.


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




                     Morgan Stanley Charter WCM L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

November 14, 2006    By:/s/Lee Horwitz
                           Lee Horwitz
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.













1601: