Form 10-Q
period 2007-03-31
MORGAN STANLEY CHARTER WCM L.P.
filed 2007-05-15
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2007


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2007
		(Unaudited) and December 31, 2006...........................2

		Statements of Operations for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)........................ 3

		Statements of Changes in Partners? Capital for the
	  Quarters Ended March 31, 2007 and 2006 	(Unaudited)..........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited).........................5

		Notes to Financial Statements (Unaudited)................6-13

Item 2. Management's Discussion and Analysis of
		   Financial Condition and Results of Operations........14-23

Item 3. Quantitative and Qualitative Disclosures about
		   Market Risk.........................................23-38

Item 4. Controls and Procedures................................38

Item 4T.Controls and Procedures................................38


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................39

Item 2. Unregistered Sales of Equity Securities and
		   Use of Proceeds......................................39-40

Item 6. Exhibits................................................40



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF FINANCIAL CONDITION

				  March 31,	December 31,
				         2007       	       2006
				  $	$
				(Unaudited)
ASSETS

Equity in futures interests trading accounts:
	Unrestricted cash	46,711,714	35,032,684
	Restricted cash	    4,925,670	      6,797,768

	     Total cash	   51,637,384	    41,830,452

	Net unrealized gain on open contracts (MS&Co.)	563,730      	    1,298,984
	Net unrealized gain (loss) on open contracts (MSIL)	      371,440	       (204,195)

		Total net unrealized gain on open contracts              	        935,170	      1,094,789

		Total Trading Equity	52,572,554	42,925,241

Subscriptions receivable	4,070,387	3,743,732
Interest receivable (Morgan Stanley DW)	       202,514	         171,558

		Total Assets	    56,845,455	   46,840,531

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	639,782	2,204,674
Accrued brokerage fees (Morgan Stanley DW)	274,511	212,164
Accrued management fees	 91,504	 70,721
Accrued incentive fee payable  	          -         	          41,912

		Total Liabilities	    1,005,797	     2,529,471

Partners' Capital

Limited Partners (5,910,008.547 and
	4,294,874.399 Units, respectively)	55,218,300	43,835,717
General Partner (66,503.927 and
     46,572.535 Units, respectively)	         621,358	         475,343
		Total Partners' Capital	   55,839,658	    44,311,060
		Total Liabilities and Partners' Capital	   56,845,455	    46,840,531
NET ASSET VALUE PER UNIT	               9.34	             10.21

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

  	   	      For the Quarters Ended March 31,

                                                                         		          2007    	      2006
                                                                               	                            $		          $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		         562,438			     501,942

EXPENSES
	Brokerage fees (Morgan Stanley DW)		756,733	705,878
	Incentive fee		         372,615	             -
	Management fees	             	252,245	      235,293

		Total Expenses		      1,381,593	      941,171

NET INVESTMENT LOSS	       (819,155)	   (439,229)

TRADING RESULTS
Trading profit (loss):
	Realized			(3,799,273)	1,671,295
	Net change in unrealized		      (159,619)	   2,413,614

    		Total Trading Results		   (3,958,892)	   4,084,909

NET INCOME (LOSS) 	    (4,778,047)	    3,645,680


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		(4,724,062)	 3,606,170
	General Partner                                                   		     (53,985)	   39,510

NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		    (0.87)	   0.83
	General Partner                                                   		          (0.87)	   0.83








The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2007 and 2006
	(Unaudited)






				Units of
				Partnership	   Limited	     General
				       Interest       	       Partners    	          Partner     	      Total
					   $	     $	$

Partners? Capital,
	December 31, 2005	4,411,486.544	45,625,125	506,416	46,131,541

Offering of Units	120,585.510	1,342,919	?  	1,342,919

Net Income	?	3,606,170	39,510	3,645,680

Redemptions                                                 (340,891.921)	   (3,768,759)           (30,217)	  (3,798,976)

Partners? Capital,
	March 31, 2006                                      4,191,180.133	  46,805,455	      515,709	 47,321,164




Partners? Capital,
	December 31, 2006	4,341,446.934	43,835,717	475,343	44,311,060

Offering of Units	1,866,381.896	18,412,530	200,000  	18,612,530

Net Loss		?	(4,724,062)	(53,985)	(4,778,047)

Redemptions                                                 (231,316.356)	   (2,305,885)                 -  	     	(2,305,885)

Partners? Capital,
	March 31, 2007                                      5,976,512.474	  55,218,300	      621,358	 55,839,658






The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





				       For the Quarters Ended March 31,

				               2007      	          2006
				       $	   $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(4,778,047)	3,645,680
Noncash item included in net income (loss):
	Net change in unrealized	159,619	(2,413,614)

(Increase) decrease in operating assets:
	Restricted cash	    1,872,098	(237,447)
	Interest receivable (Morgan Stanley DW)	(30,956)	(44,572)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (Morgan Stanley DW)	62,347	(1,846)
	Accrued management fees 	20,783	             (616)
	Accrued incentive fee payable	        (41,912)	         -

Net cash provided by (used for) operating activities	   (2,736,068)	    947,585


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	18,285,875	1,065,754
Cash paid for redemptions of Units	    (3,870,777)	    (3,636,280)

Net cash provided by (used for) financing activities	   14,415,098	   (2,570,526)

Net increase (decrease) in unrestricted cash	11,679,030	(1,622,941)

Unrestricted cash at beginning of period	   35,032,684	    40,758,493

Unrestricted cash at end of period	    46,711,714	    39,135,552





The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter WCM L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2006, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Charter WCM L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Charter Series of Funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Aspect L.P., and Morgan Stanley Charter Campbell L.P. which effective as of May 1, 2006, no longer accepts any subscriptions and exchanges of units of limited partnership interest (?Unit(s)?) from any other Charter Series of Funds for Units of Morgan Stanley Charter Campbell L.P.
       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Effective April 1, 2007, Morgan Stanley DW Inc. (?Morgan Stanley DW?), which previously acted as the non-clearing broker, was merged into Morgan Stanley & Co. Incorporated (?MS&Co.?), which has assumed all of the responsibilities of Morgan Stanley DW. Upon completion of the merger, MS&Co. has become the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International Limited (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. The commodity brokers prior to April 1, 2007, were Morgan Stanley DW, MS&Co., and MSIL. Demeter, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. Winton Capital Management Limited (?Winton? or the ?Trading Advisor?) is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW
(through March 31, 2007), MS&Co., and MSIL in futures, forward, and options trading accounts to meet margin requirements as

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

needed. Effective April 1, 2007, MS&Co. pays the Partnership Partnership monthly interest income on amount equal to the commodity brokers? margin requirements on the Partnership?s current futures, forward, and options contracts at a rate approximately equivalent to the rate the commodity brokers pay other similar customers on margin deposits. In addition, MS&Co. pays the Partnership monthly interest income on the Partnership?s funds in excess of such current margin requirements but available to satisfy margin requirements at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during the month. The Partnership pays brokerage fees to MS&Co. (Morgan Stanley DW, prior to April 1, 2007). Prior to April 1, 2007, Morgan Stanley DW paid the Partnership monthly interest income on 100% of its average daily funds held at Morgan Stanley DW at a rate equal to that earned by Morgan Stanley DW on its U.S. Treasury bill investments. In addition, Morgan Stanley DW paid the Partnership interest received from MS&Co. and MSIL with respect to the Partnership?s assets deposited as margin.



3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign



       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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



The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

	     Net Unrealized Gains
 	      on Open Contracts	    Longest Maturities

	Exchange-	  Off-Exchange-		 Exchange- 	 Off-Exchange-
Date	  Traded  	    Traded   	  Total  	  Traded  	  Traded
	$	  $	  $

Mar. 31, 2007	935,170	-    	935,170	Sep. 2008	     -
Dec. 31, 2006	1,094,789	-    	1,094,789	Jun. 2008	     -
       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled
$52,572,554 and $42,925,241 at March 31, 2007, and December 31,
2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.
















       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



4.  New Accounting Developments

In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 will not impact the Partnership?s Financial Statements.

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




       Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

       daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of Units in the future will affect the amount of funds available for investments in futures, forwards, and options in
       subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2007 and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 13 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

       Demeter believes that, based on the nature of the
operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(3,396,454) and expenses totaling $1,381,593, resulting in a net loss of $4,778,047 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $10.21 at December 31, 2006, to $9.34 at March 31, 2007.

The most significant trading losses of approximately of 4.3% were experienced in the global interest rate futures markets from short positions in U.S., European, and Australian fixed-income futures as prices reversed sharply higher primarily during late February and early March in a worldwide flight to quality after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Smaller losses were experienced later in March from newly established long positions in the U.S. and German interest rate futures as prices moved lower on reduced
       demand for the ?safe haven? of fixed-income investments amid the stabilization of the global equity markets after the aforementioned sell-off. Within the global stock index sector, losses of approximately 1.3% were experienced during February and March from long positions in European, U.S., and Pacific Rim equity index futures as prices fell suddenly and sharply due to the aforementioned factors that affected the global interest rate futures markets. Losses of approximately 0.8% were experienced within the agricultural sector from short positions in soybean meal and soybean futures as prices increased during January on speculative buying and news of persistent global demand. Additional losses were recorded during March from long positions in corn and newly established long positions in soybean meal and soybean futures as prices declined sharply after the U.S. Department of Agriculture?s Prospective Plantings report released in March showed corn acreage might be up this year to its highest since 1944. Elsewhere in the agricultural complex, long positions in wheat futures resulted in losses as prices reversed lower during March as rain in the U.S. Great Plains boosted soil moisture and warm temperatures increased growth potential for the spring growing season. Lastly, both long and short positions in feeder cattle futures experienced losses as prices moved in a trendless pattern throughout the majority of the quarter. Within the currency sector, losses of approximately 0.8% were recorded in February and March from short positions in the Japanese yen versus the U.S. dollar and euro as the value of the Japanese yen
       reversed sharply higher amid an almost 10% drop in the
Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak Japanese yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances" encouraged traders to unwind short positions in the Japanese yen against most of its major rivals. As a result, the Japanese yen saw its biggest daily gain against the U.S. dollar since December 2005. Furthermore, investor speculation that consistently strong economic data out of Japan might force the Bank of Japan to continue raising interest rates in order to combat possible inflation pushed the value of the Japanese yen higher. Additional losses in the currency markets were incurred from long positions in the British pound versus the U.S. dollar as the value of the British pound decreased early in February after weaker than expected economic data bolstered sentiment that the Bank of England might not continue to increase interest rates. Further losses were incurred in the currency markets during February and March from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar increased in tandem with rising energy prices. Elsewhere, short positions in the Mexican peso versus the U.S. dollar resulted in losses after the Mexican peso strengthened in mid-March as consistent economic growth and rising inflation led to increased speculation of an interest rate hike from the Bank of Mexico. Smaller losses were recorded from long positions in the South African rand versus the U.S. dollar as the value of the
       South African rand dropped in late February on worries regarding the stability of emerging market currencies. Newly established short positions in the South African rand relative to the U.S. dollar incurred additional losses as the value of the South African rand moved higher on strong economic data out of South Africa in late March. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.2% in the metals sector from long positions in nickel futures as price rose amid speculation that low stockpiles and supply disruptions might create a supply shortage in the future.


For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $4,586,851 and expenses totaling $941,171, resulting in net income of $3,645,680 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit increased from $10.46 at December 31, 200, to $11.29 at March 31, 2006.

The most significant trading gains of approximately 6.5% were recorded in the global stock index futures markets from long positions in European, U.S., and Japanese stock index futures as global equity markets trended higher during the quarter on strong corporate earnings, and solid economic data. Additional gains of approximately 4.0% were experienced in the metals markets, particularly during January and March, from long futures positions in copper, aluminum, zinc, and nickel as prices strengthened amid weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Silver prices were also boosted after news that a silver-backed Exchange Traded Fund would soon launch and create greater investment interest in the metal. Within the global interest rate futures markets, gains of approximately 2.2% were recorded, primarily during March from short positions in U.S. and European interest rate futures as global bond prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States, the European Union, and Japan would rise. Smaller gains of approximately 0.1% were experienced in the agricultural markets, from long positions in sugar futures as prices trended higher during January, surging to their highest level since 1981 in response to a decline in inventories following last year's devastating hurricane season, as well as from increased ethanol demand caused by higher energy prices. A portion of these gains for the quarter was offset by losses of approximately 3.7% in the currency markets, from long U.S. dollar positions versus the Czech koruna, euro, Swedish krona, and Norwegian krone as the U.S. dollar?s value reversed lower against these currencies during January on speculation that China, with a massive U.S. dollar reserve, might move to diversify some of its assets into other currencies. Additional
       losses in the currency markets were experienced during
March from long positions in the Mexican peso versus the U.S. dollar as the value of the peso weakened on political uncertainty in Mexico. Further losses during March were experienced from short positions in the euro against the U.S. dollar as the value of the euro reversed higher against most of its major rivals after the release of generally positive economic data from the Euro-Zone reinforced expectations that European interest rates would continue to rise. Additional losses were incurred from short positions in the Norwegian krone relative to the U.S. dollar as the value of the krone moved higher in tandem with the euro. Smaller losses of approximately 0.3% were experienced in the energy markets during February from long futures positions in unleaded gasoline as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in unleaded gasoline futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran.




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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward
       currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the
       value of a trading portfolio.  The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2007 and 2006. At March 31, 2007 and 2006, the Partnership?s total capitalization was approximately $56 million and $47 million, respectively.

Primary Market           March 31, 2007          March 31, 2006
Risk Category	  	     Value at Risk   	     Value at Risk

Equity	(1.06)%	(3.09)%
Currency	(0.74)	(0.94)
Interest Rate                 (0.55)	(1.47)
Commodity	                     (0.66)	(0.66)
Aggregate Value at Risk	(1.53)%	(4.36)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market
       category.  The Aggregate Value at Risk listed above
represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007.

The Partnership?s low VaR, as a percentage of total Net Assets for the four quarter-end reporting period from April 1, 2006, through March 31, 2007, is zero for equity, interest rate, and commodity market risk categories as there were no open positions in the Partnership during the period September 30, 2006, through November 30, 2006, due to the termination of Millburn Ridgefield Corporation.

Primary Market Risk Category        High      Low      Average
Equity	(2.38)%	    -    %	(0.92)%

Currency	(0.84)	    (0.04)	(0.53)

Interest Rate	(1.83)	      -	(0.79)

Commodity	(1.08)	-	(0.59)

Aggregate Value at Risk	(3.14)%	(0.04)%	(1.60)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2006, and for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.



       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of March 31, 2007, such amount is equal to approximately 86% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at March 31, 2007, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by
       law limited to futures on broadly-based indices.  At March
31, 2007, the Partnership?s primary market exposures were to the S&P 500 (U.S.), Euro Stoxx 50 (Europe), DAX (Germany), NIKKEI 225 (Japan), FTSE 100 (United Kingdom), CAC 40 (France), NASDAQ 100 (U.S.), S&P MIDCAP (U.S.), SPI 200 (Australia), DOW JONES (U.S.), Canadian S&P 60 (Canada), TAIWAN (Taiwan), Hang Seng (China), RUSSELL 2000 (U.S.), S&P/MIB (Italy), IBEX 35 (SPAIN), and AEX (the Netherlands) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, Canadian, Japanese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at March 31, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2007, the Partnership?s major exposures were to the euro, Japanese yen, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of
       the U.S. dollar vs. other currencies.  These other
currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At March 31, 2007, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the New Zealand, European, U.S., Japanese, and Australian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia and New Zealand. Demeter anticipates that the G-7 countries? and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at March 31, 2007, was to the markets that comprise these sectors. Most of the exposure was to the soybeans, corn, soybean meal, sugar, cotton, wheat, soybean oil, cocoa, coffee, feeder cattle, lean hogs, and live cattle markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At March 31, 2007, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At March 31, 2007, the Partnership had market exposure to the metals sector. The Partnership's metals
       exposure was to fluctuations in the price of base
metals, such as nickel, aluminum, copper, lead, and zinc, and precious metals, such as gold, silver, and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes its trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2007, were in Japanese yen, euros, Australian dollars, Hong Kong dollars, Hungarian forint, Czech koruny, Swiss francs, and New Zealand dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in
       other factors that could significantly affect these
controls subsequent to the date of their evaluation.

Item 4T.	CONTROLS AND PROCEDURES
Not applicable.

       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS

<caption>					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File
Number


Initial Registration	3,000,000.000		November 6, 1998	333-60103
Additional Registration	6,000,000.000		March 27, 2000	333-91569
Additional Registration	10,000,000.000		February 26, 2003	  333-103170
Additional Registration	  2,000,000.000		April 28, 2004	333-113893
Total Units Registered          21,000,000.000

Units sold through 3/31/07      13,977,943.842
Units unsold through 3/31/07     7,022,056.158

The managing underwriter for the Partnership is MS&Co. (Morgan
Stanley DW, prior to April 1, 2007).

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2007, was $144,731,368.

       Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

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




                     Morgan Stanley Charter WCM L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

May 15, 2007         By:/s/Lee Horwitz
                           Lee Horwitz
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.