Form 10-Q
period 2007-06-30
MORGAN STANLEY CHARTER WCM L.P.
filed 2007-08-13
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from               to

Commission File Number 0-25605

MORGAN STANLEY CHARTER WCM L.P.
	(Exact name of registrant as specified in its charter)

		Delaware						       13-4018065
(State or other jurisdiction of		   	 	   (I.R.S. Employer
incorporation or organization)			        Identification No.)


Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY						 	 	    10036
(Address of principal executive offices)	  	       (Zip Code)

Registrant's telephone number, including area code    (212) 296-1999




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

	June 30, 2007


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2007
		(Unaudited) and December 31, 2006...........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2007 and 2006 (Unaudited)....................3

		Statements of Changes in Partners? Capital for the
	  Six Months Ended June 30, 2007 and 2006 	(Unaudited).........4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2007 and 2006 (Unaudited)..........................5

		Notes to Financial Statements (Unaudited)................6-12

Item 2. Management's Discussion and Analysis of
		   Financial Condition and Results of Operations........13-26

Item 3. Quantitative and Qualitative Disclosures about
		   Market Risk.........................................27-41

Item 4. Controls and Procedures................................41

Item 4T.Controls and Procedures................................41


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................42

Item 2. Unregistered Sales of Equity Securities and
		   Use of Proceeds......................................42-43

Item 6. Exhibits................................................43


       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF FINANCIAL CONDITION

				  June 30,	December 31,
				         2007       	       2006
				  $	$
				(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	60,186,179	35,032,684
	Restricted cash	       5,610,320	       6,797,768

	     Total cash	     65,796,499	     41,830,452

	Net unrealized gain on open contracts (MS&Co.)	      1,910,957	    1,298,984
	Net unrealized loss on open contracts (MSIL)	        (415,570)	        (204,195)

		Total net unrealized gain on open contracts              	       1,495,387	      1,094,789

		Total Trading Equity	67,291,886	42,925,241

Subscriptions receivable	2,988,895	3,743,732
Interest receivable (MS&Co.)	          240,690	         171,558

		Total Assets	     70,521,471	   46,840,531

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	1,597,055	2,204,674
Accrued brokerage fees (MS&Co.)	329,674	212,164
Accrued management fees	 109,891	 70,721
Accrued incentive fee payable  	               ?     	          41,912

		Total Liabilities	     2,036,620	     2,529,471

Partners' Capital

Limited Partners (6,438,889.099 and
	4,294,874.399 Units, respectively)	67,725,361	43,835,717
General Partner (72,207.349 and
      46,572.535 Units, respectively)	        759,490 	         475,343
		Total Partners' Capital	    68,484,851	    44,311,060
		Total Liabilities and Partners' Capital	    70,521,471	    46,840,531
NET ASSET VALUE PER UNIT	             10.52	             10.21

	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)
  For the Three Months	                               For the Six Months
   Ended June 30,      	                          Ended June 30,

      2007             2006    	      2007   	    2006
           $	                $	          $	 	   $
INVESTMENT INCOME
	Interest income (MS&Co.)	      708,083	          563,725		 	    1,270,521    	         1,065,667


EXPENSES
	Brokerage fees (MS&Co.)	914,036	714,364	1,670,769		1,420,242
	Management fees	  304,678	        238,121	556,923		        473,414
	Incentive fee	             ?     	             ?     	      372,615		          ?

	  	Total Expenses 	    1,218,714	       952,485	    2,600,307	 	    1,893,656

NET INVESTMENT LOSS 	      (510,631)	      (388,760)	  (1,329,786)		     (827,989)

TRADING RESULTS
Trading profit (loss):
	Realized	7,150,832	(1,411,599)	3,351,559		259,696
	Net change in unrealized	       560,217	      (789,956)	       400,598	    1,623,658

		Total Trading Results	    7,711,049	   (2,201,555)	    3,752,157		   1,883,354

NET INCOME (LOSS)                                       7,200,418		     (2,590,315)	    2,422,371		    1,055,365

NET INCOME (LOSS) ALLOCATION

	Limited Partners	7,122,286	            (2,562,120)	2,398,224		  1,044,050
	General Partner 	78,132	(28,195)	24,147		   11,315


NET INCOME (LOSS) PER UNIT

	Limited Partners                                            	  1.18	  (0.62)	 0.31                   	       0.21
	General Partner                                            	  1.18	  (0.62)	 0.31                   	       0.21








The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2007 and 2006
	(Unaudited)






				Units of
				Partnership	   Limited	     General
				       Interest       	       Partners    	          Partner     	      Total
					   $	     $	$
Partners? Capital,
	December 31, 2005	4,411,486.544	45,625,125	506,416	46,131,541

Offering of Units	423,584.477	4,676,812	?  	4,676,812

Net Income	?	1,044,050	11,315	1,055,365

Redemptions                                                 (560,192.855)	   (6,206,166)            (30,217)	  (6,236,383)

Partners? Capital,
	June 30, 2006                                         4,274,878.166	  45,139,821	    487,514	 45,627,335





Partners? Capital,
	December 31, 2006	4,341,446.934	43,835,717	475,343	44,311,060

Offering of Units	2,758,845.369	27,477,829	260,000	27,737,829

Net Income	?	2,398,224	24,147	2,422,371

Redemptions                                                 (589,195.855)	   (5,986,409)       	         ?     	  (5,986,409)

Partners? Capital,
	June 30, 2007                                         6,511,096.448	  67,725,361	    759,490	 68,484,851







The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





				           For the Six Months Ended June 30,

				               2007      	                     2006
				       $	                   $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	2,422,371	1,055,365
Noncash item included in net income:
	Net change in unrealized	(400,598)	(1,623,658)

(Increase) decrease in operating assets:
	Restricted cash	    1,187,448	2,076,830
	Interest receivable (MS&Co.)	(69,132)	(40,024)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	117,510	(5,839)
	Accrued management fees 	39,170	            (1,947)
     Accrued incentive fees	        (41,912)	             ?

Net cash provided by operating activities	     3,254,857	      1,460,727


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	28,492,666	3,562,382
Cash paid for redemptions of Units	    (6,594,028)	    (6,691,393)

Net cash provided by (used for) financing activities	     21,898,638	   (3,129,011)

Net increase (decrease) in unrestricted cash	25,153,495	(1,668,284)

Unrestricted cash at beginning of period	   35,032,684	    40,758,493

Unrestricted cash at end of period	   60,186,179	    39,090,209






The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2007

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



1.  Organization
Morgan Stanley Charter WCM L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Charter Series of Funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Aspect L.P., and Morgan Stanley Charter Campbell L.P. which, effective as of May 1, 2006, no longer accepts any subscriptions and exchanges of units of limited partnership interest (?Unit(s)?) from any other Charter Series of Funds for Units of Morgan Stanley Charter Campbell L.P.
       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Morgan Stanley & Co. Incorporated (?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International plc (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. Demeter, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. Winton Capital Management Limited (the ?Trading Advisor?) is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership's cash is on deposit with MS&Co. and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on an amount equal to the commodity brokers? margin requirements on the Partnership?s current futures, forward, and options contracts at a rate approximately equivalent to the rate the commodity brokers pay other similar customers on margin deposits. In addition, MS&Co. pays the Partnership at each month end interest income on the Partnership?s funds in excess of

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

such current margin requirements but available to satisfy margin requirements at a rate equal to the monthly average of the 4-week
U.S. Treasury bill discount rate during the month.  The
Partnership pays brokerage fees to MS&Co.



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

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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


       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)




The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

	     Net Unrealized Gains
 	      on Open Contracts	    Longest Maturities

	Exchange-	  Off-Exchange-		 Exchange- 	 Off-Exchange-
Date	  Traded  	    Traded   	  Total  	  Traded  	  Traded
	$	  $	  $

Jun. 30, 2007	1,495,387	-    	1,495,387	Dec. 2008	     -
Dec. 31, 2006	1,094,789	-    	1,094,789	Jun. 2008	     -

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.



The Partnership also has credit risk because MS&Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIL, each as a futures commission merchant for the Partnership?s

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $67,291,886 and $42,925,241 at June 30, 2007, and December 31,
2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.



4.  New Accounting Developments

In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 was effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 has no impact on the Partnership?s Financial Statements.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor.
Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations
       of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $8,419,132 and expenses totaling $1,218,714, resulting in net income of $7,200,418 for the three months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $9.34 at March 31, 2007, to $10.52 at June 30, 2007.

The most significant trading gains of approximately 4.4% were recorded in the global stock index sector primarily during April and May from long positions in European, U.S., and Pacific Rim equity index futures as prices increased on continued strong corporate earnings and increased merger and acquisition activity. In addition, Pacific Rim stock prices moved higher on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher exports from Asia. Additional gains of approximately 4.3% were recorded in the currency sector throughout the quarter from short positions in the Japanese yen versus the U.S. dollar, euro, and British pound as the value of the Japanese yen weakened relative to most of its major rivals in a continuation of the carry-trade after news that the Tankan
       survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded from long positions in the Australian dollar and British pound versus the U.S. dollar primarily during April and June as these currencies moved higher relative to the U.S. dollar after strong economic data out of Australia and the United Kingdom added to growing investor sentiment that the respective Central Banks of these countries would raise interest rates in order to combat inflation. Additionally, the value of the U.S. dollar declined against these currencies leading up to and after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Within the global interest rate sector, gains of approximately 4.1% were recorded during April from short positions in European fixed-income futures as prices weakened after news from the Ifo Institute that German business sentiment climbed to the second-highest level on record and consumer confidence in the U.K. unexpectedly moved higher. During May, European interest rate futures prices continued to fall after a report showed real Gross Domestic Product in the Euro-Zone increased more than expected in the first quarter of 2007. Finally, European interest rate futures prices were pressured lower during June after news that Germany's seasonally adjusted unemployment rate reached its lowest level since 1995 and housing prices in the United Kingdom showed their biggest jump in 2007.
       Smaller gains of approximately 0.7% were experienced in the agricultural markets primarily during May and June from long positions in soybean complex futures as prices rose after a representative from the European Union announced plans to increase biodiesel usage and U.S. government reports showed soybean acreage was down from a year earlier. Elsewhere, long positions in wheat futures resulted in gains during June as prices moved higher amid news of increased global demand.
Lastly, gains were experienced from long positions in cocoa futures during June as prices increased on expectations that there might be a world production deficit due to dry weather in Western Africa. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 0.7% recorded in the metals markets primarily during May and June from long positions in nickel and aluminum futures as prices moved lower after an announcement by the Chinese government that it would raise export taxes for base metals and on speculation that rising production and inventories might create a global surplus. Elsewhere, losses were recorded from long positions in silver and gold futures as prices fell amid speculative selling.

The Partnership recorded total trading results including interest income totaling $5,022,678 and expenses totaling $2,600,307, resulting in net income of $2,422,371 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $10.21 at December 31, 2006, to $10.52 at June 30, 2007.

The most significant trading gains of approximately 3.5% were experienced in the currency sector primarily during January, April, May, and June from short positions in the Japanese yen versus the U.S. dollar, euro, and British pound as the value of the Japanese yen weakened relative to its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded from long positions in the Australian dollar, Brazilian real, British pound, and New Zealand dollar versus the U.S. dollar primarily during April, May, and June as these currencies moved higher relative to the U.S. dollar after strong economic data out of Australia, Brazil, the United Kingdom, and New Zealand added to growing investor sentiment that the respective Central Banks of these countries would raise interest rates in order to combat inflation. Additionally, the value of the U.S. dollar declined against these currencies leading up to and after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Smaller gains of approximately 3.1% were recorded in the global stock index sector primarily during January, April, and May from long positions in European, U.S., and Australian equity index
       futures as prices climbed higher on continued optimism about the future of the global economy, as well as strong corporate earnings and increased merger and acquisition activity. Furthermore, Australian stock index futures prices moved higher on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher demand for commodities. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 0.4% recorded in metals markets primarily during May and June from long positions in gold and silver futures as prices fell amid speculative selling. Additional losses of approximately 0.4% were incurred in the global interest rate sector primarily during February and March from short positions in U.S. and Australian fixed-income futures as prices moved sharply higher leading up to and after the sudden downward movement in the global equity markets that began in late February. Finally, losses of approximately 0.2% were recorded in the agricultural markets primarily during March and April from long positions in corn futures as prices declined sharply after the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up in 2007 to its highest since 1944. Smaller losses were experienced from both short and long positions in soybean meal, feeder cattle, and cotton futures as prices moved without consistent direction throughout a majority of the year.


       For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $(1,637,830) and expenses totaling $952,485, resulting in a net loss of $2,590,315 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit decreased from $11.29 at March 31, 2006, to $10.67 at June 30, 2006.

The most significant trading losses of approximately 6.5% were incurred during May from long positions in U.S., European, and Pacific Rim (Japanese and Taiwanese) stock index futures as equity prices moved lower. U.S. and European stock indices declined due to inflation concerns and uncertainty regarding future interest rate policy, while Japanese equity prices suffered from a heavy sell-off as investors expressed concerns that the Japanese economy, which is heavily dependent on exports, could be significantly impacted by a global economic slowdown. Additional losses were recorded from newly established short futures positions in the Taiwanese stock index as prices reversed higher toward the end of June, on hopes of a pause in U.S. interest rate hikes. Within the currency markets, losses of approximately 3.1% were incurred from long positions in the U.S. dollar at the beginning of the quarter as the value of the U.S. dollar declined against many of its major rivals, notably the Japanese yen and Swiss franc. This reversal in the value of the U.S. dollar was attributed to news that foreign central banks
       would diversify their currency reserves away from the U.S.
dollar. The U.S. dollar also weakened on worries regarding the U.S. trade deficit and speculation that the U.S. Federal Reserve might be near the end of its cycle in interest rate increases. During May and June, long positions in the Australian dollar versus the U.S. dollar incurred losses as the U.S. dollar reversed higher against most of its rivals after hawkish comments from several U.S. Federal Reserve officials, including U.S. Federal Reserve Chairman Ben Bernanke, implied another interest rate hike was necessary to help contain rising inflation. The value of the U.S. dollar continued to move higher leading up to the 17th consecutive interest rate hike by the U.S. Federal Reserve on June 29th. In addition, the value of the U.S. dollar strengthened by news that positive steps were taken regarding the nuclear standoff between Iran and the U.S. Smaller losses of approximately 1.3% were experienced within the agricultural markets primarily during June from long futures positions in sugar as prices reversed lower amid estimates of higher production and technically-based selling. Additional losses were incurred from short positions in live cattle futures as prices reversed higher after news that South Korea would resume U.S. beef imports. Elsewhere in the agricultural complex, long positions in wheat futures recorded losses as prices moved lower during the first half of June on favorable weather forecasts across the U.S. wheat belts and reports from the U.S. Department of Agriculture showing improved crop conditions. A portion of
       the Partnership?s losses during the quarter was offset by gains of approximately 3.9% within the global interest rate futures markets from short positions in U.S. fixed-income futures as prices trended lower amid fears of accelerating global inflation. Further weighing down U.S. fixed-income prices was the anticipation of the seventeenth consecutive interest rate hike on June 29 by the U.S. Federal Reserve. Within the metals sector, gains of approximately 2.5% were achieved from long copper, nickel, and zinc futures position, as base metals prices rallied sharply during the quarter to record highs as strong global industrial demand from the U.S., China, and India helped push prices higher. Smaller gains of approximately 0.2% were generated in the energy markets from long futures positions in crude oil and gas oil as prices increased amid geopolitical tension in Iran, reports from the U.S. Department of Energy showing lower than expected levels of domestic gasoline inventories, and fears of supply disruptions in the Gulf of Mexico.

The Partnership recorded total trading results including interest income totaling $2,949,021 and expenses totaling $1,893,656, resulting in net income of $1,055,365 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $10.46 at December 31, 2005, to $10.67 at June 30, 2006.

       The most significant trading gains of approximately 6.6%
were recorded in the metals sector from long copper and zinc futures positions as base metals prices rallied sharply to record highs amid strong global industrial demand from the U.S., China, and India. Elsewhere in the metals markets, gains were achieved from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Additional gains of approximately 6.1% were recorded from short positions in U.S. and European interest rate futures as global bond prices trended lower amid strength in regional equity markets and investor sentiment that interest rates in the United States and the European Union would rise. These gains were partially offset by losses of approximately 6.7% in the currency markets from long U.S. dollar positions versus the Czech koruna and Norwegian krone as the U.S. dollar?s value reversed lower against these currencies during January on speculation that China, with a massive U.S. dollar reserve, would diversify some of its assets into other currencies. Additional losses in the currency markets were experienced during March from long positions in the Mexican peso versus the U.S. dollar as the value of the peso weakened on political uncertainty in Mexico. Within the agricultural markets, losses of approximately 1.2% were experienced from short positions in live cattle futures during May as prices reversed higher after news that South Korea would resume U.S. beef imports. Long positions in wheat and corn futures also recorded losses as prices moved lower during the
       first half of June on favorable weather forecasts across the U.S. wheat and corn belts and reports from the U.S. Department of Agriculture showing improved crop conditions. Further losses of approximately 0.4% were incurred in the global stock index futures markets during May from long positions in U.S., European, and Pacific Rim (Japanese and Taiwanese) equity index futures as equity prices moved lower. U.S. and European stock indices declined due to inflation concerns and uncertainty regarding future interest rate policy. During May, Japanese equity prices suffered from a heavy sell-off as investors expressed concerns that the Japanese economy, which is heavily dependent on exports, could be significantly impacted by a global economic slowdown. Additional losses were recorded from newly established short futures positions in the Taiwanese stock index as prices reversed higher toward the end of June, rallying on hopes of a pause in U.S. interest rate hikes. Smaller losses of approximately 0.1% were experienced in the energy markets during February from long futures positions in unleaded gasoline as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in unleaded gasoline futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward
       currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2007, and 2006. At June 30, 2007, and 2006, the Partnership?s total capitalization was approximately $68 million and $46 million, respectively.


Primary Market           June 30, 2007            June 30, 2006
Risk Category	  	     Value at Risk   	     Value at Risk

Equity	(0.82)%	(0.23)%
Currency	(0.79)	(0.49)
Interest Rate	                (0.61)	(1.83)
Commodity	                    (0.55)	(0.63)
Aggregate Value at Risk	(1.48)%	(1.68)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007.

The Partnership?s low VaR, as a percentage of total Net Assets for the four quarter-end reporting period from July 1, 2006, through June 30, 2007, is zero for equity, interest rate, and commodity market risk categories as there were no open positions in the Partnership during the period from September 30, 2006,
       through November 30, 2006, due to the termination of
trading advisor Millburn Ridgefield Corporation.

Primary Market Risk Category        High      Low      Average
Equity	(2.38)%	     -   %	(1.06)%

Currency	(0.84)	(0.04)	(0.61)

Interest Rate	(0.76)	-	(0.48)

Commodity	(1.08)	-	(0.57)

Aggregate Value at Risk	(3.14)%	(0.04)%	(1.55)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2006, and for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2007, such amount is equal to approximately 89% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The second largest market exposure of the Partnership at June 30, 2007, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by
       law limited to futures on broadly-based indices.  At June
30, 2007, the Partnership?s primary market exposures were to the S&P 500 (U.S.), Euro Stoxx 50 (Europe), NIKKEI 225 (Japan), DAX (Germany), FTSE 100 (United Kingdom), NASDAQ 100 (U.S.), CAC 40 (France), S&P MIDCAP (U.S.), SPI 200 (Australia), TAIWAN (Taiwan), Canadian S&P 60 (Canada), IBEX 35 (SPAIN), DOW JONES (U.S.), Hang Seng (China), RUSSELL 2000 (U.S.), S&P/MIB (Italy), and the AEX (the Netherlands) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the European, U.S., Chinese, Canadian, Japanese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The third largest market exposure of the Partnership at June 30, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2007, the Partnership?s major exposures were to the euro, Japanese yen, and British pound currency crosses, as well as to
       outright U.S. dollar positions.  Outright positions
consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At June 30, 2007, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the European, U.S., Japanese, Canadian, Australian, and New Zealand interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia and New Zealand. Demeter anticipates that the G-7 countries? and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at June 30, 2007, was to the markets that comprise these sectors. Most of the exposure was to the soybeans, wheat, coffee, soybean meal, sugar, soybean oil, cotton, cocoa, corn, feeder cattle, lean hogs, and live cattle markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At June 30, 2007, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At June 30, 2007, the Partnership had market exposure to the metals sector. The Partnership's metals
       exposure was to fluctuations in the price of base
metals, such as copper, nickel, aluminum, lead, and zinc, and precious metals, such as gold, silver, and platinum. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2007, were in euros, British pounds, Japanese yen, Hong Kong dollars, Canadian dollars, Swiss francs, Hungarian forint, Australian dollars, Czech koruna, and New Zealand dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially
       the same manner in all market categories traded.  Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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
Not applicable.

       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s
Report on Form 10Q for the quarter ended March 31, 2007.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS
<caption>					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number



Initial Registration	3,000,000.000		November 6, 1998	333-60103
Additional Registration	6,000,000.000		March 27, 2000	333-91569
Additional Registration	10,000,000.000		February 26, 2003	  333-103170
Additional Registration	  2,000,000.000		April 28, 2004	333-113893
Total Units Registered          21,000,000.000

Units sold through 6/30/07      14,864,703.893
Units unsold through 6/30/07     6,135,296.107

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2007, was $153,796,667.

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




                     Morgan Stanley Charter WCM L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

August 14, 2007      By:/s/Lee Horwitz
                           Lee Horwitz
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.













1435: