Form 10-Q
period 2007-09-30
MORGAN STANLEY CHARTER WCM L.P.
filed 2007-11-13
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2007


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2007
		(Unaudited) and December 31, 2006...........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2007 and 2006 (Unaudited)...............3

		Statements of Changes in Partners? Capital for the
	  Nine Months Ended September 30, 2007 and 2006 	(Unaudited)...4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2007 and 2006 (Unaudited).....................5

		Schedules of Investments as of September 30, 2007
		(Unaudited) and December 31, 2006	6

		Notes to Financial Statements (Unaudited)................7-14

Item 2. Management's Discussion and Analysis of
		   Financial Condition and Results of Operations........15-31

Item 3. Quantitative and Qualitative Disclosures about
		   Market Risk.........................................31-45

Item 4. Controls and Procedures................................45

Item 4T.Controls and Procedures................................45


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................46

Item 2. Unregistered Sales of Equity Securities and
		   Use of Proceeds......................................46-47

Item 6. Exhibits................................................47



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
	MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF FINANCIAL CONDITION
				September 30,	December 31,
				         2007       	       2006
				  $	$
				(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	63,277,474	35,032,684
	Restricted cash	      5,702,673	       6,797,768

	     Total cash	    68,980,147	     41,830,452

	Net unrealized gain on open contracts (MS&Co.)	5,216,355      	    1,298,984
	Net unrealized gain (loss) on open contracts (MSIP)	         31,428	        (204,195)

		Total net unrealized gain on open contracts              	    5,247,783 	      1,094,789

		Total Trading Equity	74,227,930	42,925,241

Subscriptions receivable	1,006,909	3,743,732
Interest receivable (MS&Co.)	        230,771	         171,558

		Total Assets	   75,465,610	   46,840,531

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	1,401,675	2,204,674
Accrued brokerage fees (MS&Co.)	345,234	212,164
Accrued management fees	115,078	 70,721
Accrued incentive fee payable  	           ?    	          41,912

		Total Liabilities	   1,861,987	     2,529,471

Partners' Capital

Limited Partners (6,685,907.816 and
	4,294,874.399 Units, respectively)	72,817,202	43,835,717
General Partner (72,207.349 and
      46,572.535 Units, respectively)	        786,421	         475,343

		Total Partners' Capital	   73,603,623	    44,311,060

		Total Liabilities and Partners' Capital	   75,465,610	    46,840,531
NET ASSET VALUE PER UNIT	           10.89	             10.21

	The accompanying notes are an integral part of these financial statements.

       <table>
	MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                  For the Three Months	                            For the Nine Months
      Ended September 30,     	          Ended September 30,

                     2007  	     	       2006    	      2007   	    2006
                                 $	                                        $	          $ 	   $
INVESTMENT INCOME
	Interest income (MS&Co.)	    762,282	          565,600		 	  2,032,803   	         1,631,267

EXPENSES
	Brokerage fees (MS&Co.)	1,032,795	663,620	2,703,564		2,083,862
	Management fees	 344,265	        221,207	901,188		        694,621
	Incentive fee	         ?	                        ?		              372,615                  ?

	  	Total Expenses 	   1,377,060	       884,827	    3,977,367	 	      2,778,483

NET INVESTMENT LOSS 	    (614,778)	      (319,227)	  (1,944,564)		    (1,147,216)

TRADING RESULTS
Trading profit (loss):
	Realized	(529,490)	(873,320)	2,822,069		(613,624)
	Net change in unrealized	   3,752,396	    (1,525,500)	    4,152,994	         98,158

		Total Trading Results	   3,222,906	   (2,398,820)	   6,975,063		      (515,466)

NET INCOME (LOSS)                                       2,608,128		     (2,718,047)	   5,030,499		    (1,662,682)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	2,581,197	            (2,689,034)	4,979,421		  (1,644,984)
	General Partner 	26,931	(29,013)	51,078		   (17,698)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                            	0.37	  (0.63)	0.68                    	    (0.42)
	General Partner                                            	0.37	  (0.63)	0.68                    	    (0.42)



			                                                            Units	Units   	  Units       	         Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                   6,689,328.454	           4,236,464.767     6,017,965.958          4,254,649.085

The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER WCM L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)



				Units of
				Partnership	   Limited	     General
				       Interest       	       Partners    	          Partner     	      Total
					   $	     $	$
Partners? Capital,
	December 31, 2005	4,411,486.544	45,625,125	506,416	46,131,541

Offering of Units	 524,214.546	5,700,316	? 	5,700,316

Net Loss		?	(1,644,984)	(17,698)	(1,662,682)

Redemptions                                                (838,101.724)	  (9,006,509)            (30,217)	  (9,036,726)

Partners? Capital,
	September 30, 2006                             4,097,599.366		  40,673,948	    458,501	 41,132,449





Partners? Capital,
	December 31, 2006	4,341,446.934	43,835,717	475,343	  44,311,060

Offering of Units	 3,272,832.391	32,804,987	       260,000 	33,064,987

Net Income	?	4,979,421	51,078	5,030,499

Redemptions                                                (856,164.160)	  (8,802,923)       	        ?		 (8,802,923)

Partners? Capital,
	September 30, 2007                             6,758,115.165		  72,817,202	     786,421	      73,603,623







The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





				      For the Nine Months Ended September 30,

				               2007      	                              2006
				         $	                     $
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) 	5,030,499	(1,662,682)
Noncash item included in net income (loss):
	Net change in unrealized	(4,152,994)	(98,158)

(Increase) decrease in operating assets:
	Restricted cash	    1,095,095	5,866,247
	Interest receivable (MS&Co.)	(59,213)	                                (44,363)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	133,070	(20,361)
	Accrued management fees 	44,357	            (6,788)
	Accrued incentive fee	 payable                                                              (41,912)		               ?

Net cash provided by operating activities	    2,048,902	       4,033,895


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	35,801,810	5,969,166
Cash paid for redemptions of Units	    (9,605,922)	    (8,429,166)

Net cash provided by (used for) financing activities	   26,195,888	   (2,460,000)

Net increase in unrestricted cash	   28,244,790	1,573,895

Unrestricted cash at beginning of period	    35,032,684	    40,758,493

Unrestricted cash at end of period	    63,277,474	    42,332,388






The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER WCM L.P.
SCHEDULES OF INVESTMENTS
September 30, 2007 (Unaudited) and December 31, 2006


Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Short
  Unrealized
 Gain/(Loss)

Percentage of
  Net Assets
      Net
Unrealized
Gain/(Loss)

$
         %
 $
%
$


September 30, 2007, Partnership Net Assets:   $73,603,623



Commodity
 2,523,518
        3.43
     (56,080)
       (0.08)
2,467,438
Equity
    189,727
        0.26
     (25,273)
       (0.03)
   164,454
Foreign currency
 2,156,989
        2.93
     125,781
        0.17
2,282,770
Interest rate
    240,817
        0.33
      24,504
        0.03
   265,321






     Grand Total:
 5,111,051
        6.95
      68,932
        0.09
5,179,983

     Unrealized Currency Gain





         67,800

     Total Net Unrealized Gain per Statement of Financial Condition



5,247,783


 December 31, 2006, Partnership Net Assets: $44,311,060









Commodity
  (296,275)
       (0.67)
     410,666
       0.93
   114,391
Equity
  737,505
        1.66
 ?
          ?
   737,505
Foreign currency
     65,403
        0.15
     531,873
       1.20
   597,276
Interest rate
  (583,619)
       (1.31)
     227,255
       0.51
  (356,364)






     Grand Total:
    (76,986)
       (0.17)
  1,169,794
       2.64
1,092,808

     Unrealized Currency Gain





       1,981

     Total Net Unrealized Gain per Statement of Financial Condition



  1,094,789







The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2007

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



1.  Organization
Morgan Stanley Charter WCM L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products. The Partnership is one of the Morgan Stanley Charter Series of Funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Aspect L.P., and Morgan Stanley Charter Campbell L.P., which, effective as of May 1, 2006, no longer accepts any subscriptions and exchanges of units of limited partnership interest (?Unit(s)?) from any other Charter Series of Funds for Units of Morgan Stanley Charter Campbell L.P.
       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Morgan Stanley & Co. Incorporated (?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International plc (?MSIP?) serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. Winton Capital Management Limited (the ?Trading Advisor?) is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership's cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. MS&Co. pays the Partnership at each month end interest income on an amount equal to the commodity brokers? margin requirements on the Partnership?s current futures, forward, and options contracts at a rate approximately equivalent to the rate the commodity brokers pay other similar customers on margin deposits. In addition, MS&Co. pays the Partnership at each month end interest income on the Partnership?s funds in excess of such current margin requirements but available to satisfy margin requirements at a rate equal to the monthly average of the

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4-week U.S. Treasury bill discount rate during the month.  The
Partnership pays brokerage fees to MS&Co.



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

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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









       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:

	     Net Unrealized Gains
 	      on Open Contracts	    Longest Maturities

	Exchange-	  Off-Exchange-		 Exchange- 	 Off-Exchange-
Date	  Traded  	    Traded   	  Total  	  Traded  	  Traded
	$	  $	  $

Sep. 30, 2007	5,247,783	-    	5,247,783	Mar. 2009		-
Dec. 31, 2006	1,094,789	-    	1,094,789	Jun. 2008	     -

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and


       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

MSIP, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $74,227,930 and $42,925,241 at September 30, 2007, and December
31, 2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole




       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.



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

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


to the Partnership?s Financial Statements, if any, is currently being assessed.

5.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial
Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. These amounts of restricted cash are maintained in separate trading accounts. Cash that is not on deposit to satisfy the margin requirements for trading is reflected as unrestricted cash.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward, and options trading accounts established for the Trading Advisor.
Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 14 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $3,985,188 and expenses totaling $1,377,060, resulting in net income of $2,608,128 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit increased from $10.52 at June 30, 2007, to $10.89 at September 30, 2007.

The most significant trading gains of approximately 2.6% were recorded in the agricultural markets, primarily during August and September, from long positions in wheat futures as prices rose sharply to record highs amid persistently strong international demand and fears of a shortage in supply. Elsewhere in the agricultural complex, long futures positions in the soybean complex resulted in gains as prices increased during September on concern that hot, dry weather in U.S. growing regions might have damaged crops. Additional gains of approximately 1.4% were experienced within the global interest rate sector, primarily during August, from long positions in U.S. and Japanese fixed-income futures as prices moved sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets resulted in substantially higher demand for the
       ?safe haven? of government bonds.  Within the currency sector, gains of approximately 0.7% were recorded primarily during September from long positions in the euro, Canadian dollar, and British pound versus the U.S. dollar as the value of the U.S. dollar declined relative to its major rivals following news that the U.S. Federal Reserve cut interest rates at its September 18 meeting, thereby making the U.S. currency less attractive to investors. Furthermore, the value of the U.S. dollar moved lower amid growing sentiment that the U.S. Federal Reserve would cut borrowing costs a second time this year. Finally, the value of the Canadian dollar moved higher against the U.S. dollar in tandem with rising energy prices after this ?petrol-currency? increased sharply on investor belief that surging oil prices and exports would expand the Canadian economy.
 Consequently, the Canadian dollar reached the highest level since 1976. Additional gains of approximately 0.7% were experienced within the energy markets from long futures positions in crude oil and its related products as prices increased in September amid speculation that supplies of European North Sea oil might be dwindling, news that hurricane activity in the Gulf of Mexico threatened production facilities, and fears that additional supplies from OPEC members would arrive too late for peak demand in the winter. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 1.2% in the global stock index sector, primarily
       during July and August, from long positions in U.S.,
European, and Japanese equity index futures as prices reversed lower on persistent concerns that a collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the global economy into a recession. Furthermore, global equity index futures prices fell after news that China and India had increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near-future.

The Partnership recorded total trading results including interest income totaling $9,007,866 and expenses totaling $3,977,367, resulting in net income of $5,030,499 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit increased from $10.21 at December 31, 2006, to $10.89 at September 30, 2007.

The most significant trading gains of approximately 4.2% were recorded in the currency markets, primarily during April and June, from long positions in the euro, Australian dollar, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar weakened against these currencies on news that foreign investment in U.S. securities fell more than expected in February and U.S. industrial production declined in March. Additional gains were recorded during September from short U.S. dollar positions against the aforementioned currencies as the value of
       the U.S. dollar declined relative to its major rivals following news that the U.S. Federal Reserve cut interest rates at its September 18 meeting, thereby making the U.S. currency less attractive to investors. Furthermore, the value of the U.S. dollar moved lower amid growing sentiment that the U.S. Federal Reserve would cut borrowing costs a second time this year. Additional gains of approximately 2.5% were experienced in the agricultural markets, primarily during May, August, and September, from long positions in wheat futures as prices rose sharply to record highs amid persistently strong international demand and fears of a shortage in supply. Elsewhere, long futures positions in the soybean complex resulted in gains, primarily during May and September, as prices increased due to lower production, increased demand, and concern that hot, dry weather in U.S. growing regions might have damaged crops. Within the global stock index sector, gains of approximately 1.9% were recorded from long positions in U.S. and European equity index futures as prices increased in January after U.S. consumer confidence rose to the highest since 2004 and news that German business confidence rose to a record in January. Additional gains were experienced in April and May as prices moved higher amid strong corporate earnings, increased merger and acquisition activity, and strong economic data in the Euro-Zone and United States. Additional gains of approximately 1.1% were recorded within the global interest rate sector during January, April,
       May, and June from short positions in European and U.S.
fixed- income futures as prices trended lower after strength in the equity markets and solid economic data out of the United States, the Euro-Zone, and the United Kingdom led investors to conclude that the U.S. Federal Reserve, the European Central Bank, and the Bank of England might continue raising interest rates in order to combat inflation. Further gains were experienced in August from newly established long positions in U.S. and European interest rate futures as prices increased in a continuation of a worldwide ?flight-to-quality? after volatility in global equity markets resulted in strong demand for the relative safety of government debt. Smaller gains of approximately 0.9% were recorded within the energy markets, primarily during September, from long futures positions in gas oil and crude oil as prices rose after hurricane activity in the Gulf of Mexico threatened production facilities and concerns developed that additional supplies from OPEC members would arrive too late for peak demand in the winter. A portion of the Partnership?s gains for the first nine months of the year was offset by losses of approximately 0.4% incurred within the metals sector, primarily during January, May, and June, from long positions in zinc, copper, and aluminum futures as prices declined following news that China might raise export taxes for base metals and amid speculation that rising production and inventories would create a global surplus. Further losses were
       recorded during August from long positions in copper and aluminum as prices moved lower on concern that losses in the global financial markets would reduce demand for raw materials.


For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $(1,833,220) and expenses totaling $884,827, resulting in a net loss of $2,718,047 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $10.67 at June 30, 2006, to $10.04 at September 30, 2006.

The most significant trading losses of approximately 4.9% were recorded in the global interest rate futures markets, during July, from short positions in U.S., German, and Canadian fixed-income futures as prices reversed higher on significant geopolitical concerns after North Korea conducted long-range missile tests, terrorist bombings aboard commuter trains in Bombay, India and fears of an escalating conflict between Israel and Lebanon. In addition, prices were boosted by U.S. Federal Reserve Chairman Ben Bernanke?s testimony before Congress, which eased fears of accelerating inflation and suggested that interest rate increases would possibly come to a pause at the August U.S. Federal Reserve meeting, as well as news that the European Central Bank, and the Bank of Canada kept interest rates unchanged. Further losses were recorded in August from short positions in U.S., Japanese, Australian, and Canadian fixed-income futures as prices increased on higher demand amid concerns of a slowing global economy and news that Iran would continue its nuclear research program. U.S. interest rate futures prices were also pressured higher by government reports showing weaker than expected U.S. economic data and soft inflation data. Meanwhile, Canadian fixed-income futures prices rose after data suggested that the Canadian Gross Domestic Product grew at its slowest pace in more than a year. Elsewhere in the global interest rate sector, Japanese fixed-income futures prices increased after lower than expected inflation data dampened expectations for an interest rate hike by the Bank of Japan in the near-future, while Australian fixed-income futures were buoyed by the release of an economic report showing consumer confidence in Australia had its biggest monthly decline since 1989 and on fears that the Australian economy may weaken in tandem with falling commodity prices. In the currency markets, losses of approximately 2.0% were incurred during July from short positions in the Mexican peso and Turkish lira against the euro and U.S. dollar as the value of the Mexican peso and Turkish lira moved higher on investor optimism regarding the future of the Mexican and Turkish economies. Additionally, the euro moved lower after the European Central Bank decided to keep its interest rate unchanged. Additional losses were incurred from short positions in the
       British pound versus the Swedish krona as the value of the
British pound strengthened on solid housing and consumer price data out of the United Kingdom and short positions in the Australian dollar against the Swiss franc as the value of the Australian dollar moved higher amid expectations of another interest rate hike by the Reserve Bank of Australia. Finally, losses in the currency markets were incurred from short positions in the New Zealand dollar versus the Japanese yen, euro, and U.S. dollar as the value of the New Zealand dollar strengthened in July and August amid speculation that the Reserve Bank of New Zealand will continue to raise interest rates. Within the energy sector, losses of approximately 0.6% were experienced during August and September from long futures positions in crude oil and its related products as prices reversed lower after remarks by the U.S. Department of Energy Secretary Samuel Bodman suggested there were adequate supplies to make up for the loss of output due to British Petroleum's recent pipeline shutdown in Alaska. Prices were pressured lower after reports of a terrorist plot to attack U.S.-bound flights from the United Kingdom increased concerns that demand for oil might weaken as consumers might cut back on airline travel plans over safety concerns. Prices continued to move lower toward the latter half of August and into September after news of an official cease-fire between Israel and Hezbollah militants in Lebanon and OPEC reduced its 2006 oil demand growth forecast. A portion of the Partnership?s overall
       losses for the quarter was offset by gains of
approximately 1.4% in the global stock index futures markets, primarily during September, from long positions in European equity index futures as prices increased amid falling oil prices. Additionally, Spanish equity index futures prices moved significantly higher on merger and acquisition activity in the utility sector, while German equity index futures rose after the European Central Bank decided to leave interest rates unchanged. Elsewhere in the global stock index sector, gains were experienced, primarily during July and August, from long positions in Hong Kong equity index futures as prices increased on an optimistic economic outlook for the region after Gross Domestic Product in China surged to 10.9% in the first six months of this year and strong corporate earnings. Additional gains of approximately 0.6% were experienced in the metals markets from long positions in nickel futures during July and August as prices trended higher on reports of weak global stockpiles, consistently strong global demand, and lower than forecasted production. In addition, prices were boosted by news of labor disputes at mining facilities in Canada. Smaller gains of approximately 0.1% were experienced within the agricultural markets during July and August from short positions in soybeans and soybean meal futures as prices fell sharply amid slow export sales, drought-breaking rains and cooler temperatures in the U.S. Midwest.

       The Partnership recorded total trading results including interest income totaling $1,115,801 and expenses totaling $2,778,483, resulting in a net loss of $1,662,682 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $10.46 at December 31, 2005, to $10.04 at September 30, 2006.

The most significant trading losses of approximately 8.5% were recorded in the currency markets from long U.S. dollar positions versus the Czech koruna, Norwegian krone, Swiss franc, Swedish krona, and Singapore dollar as the U.S. dollar?s value reversed lower against these currencies during January on speculation that China, with a massive U.S. dollar reserve, would diversify some of its assets into other currencies. Additional losses in the currency markets were experienced during March from long positions in the Mexican peso versus the U.S. dollar as the value of the peso weakened on political uncertainty in Mexico, as well as during May from long positions in the Turkish lira and Mexican peso relative to the U.S. dollar as the value of these currencies declined sharply amid political uncertainty. Additional losses of approximately 1.1% were incurred in the agricultural complex from short positions in live cattle futures during May as prices reversed higher after news that South Korea would resume U.S. beef imports. Long positions in wheat and corn futures also recorded losses as prices moved lower during the first half of
       June on favorable weather forecasts in the U.S. wheat and corn belts and reports from the U.S. Department of Agriculture showing improved crop conditions. Smaller losses of approximately 0.6% were incurred in the energy sector during February from long futures positions in unleaded gasoline as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies, and mild weather in the U.S. Northeast. Further losses in the energy markets were recorded during March from short positions in unleaded gasoline futures as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Elsewhere in the energy sector, losses were experienced during August and September from long futures positions in crude oil and its related products as prices reversed lower after remarks by the U.S. Department of Energy Secretary Samuel Bodman suggested there were adequate supplies to make up for the loss of output due to British Petroleum's recent pipeline shutdown in Alaska. Prices were pressured lower after reports of a terrorist plot to attack U.S.-bound flights from the United Kingdom increased concerns that demand for oil might weaken as consumers might cut back on airline travel plans over safety concerns. Prices continued to move lower toward the latter half of August and into September after news of an official cease-fire between Israel and Hezbollah militants in
       Lebanon and OPEC reduced its 2006 oil demand growth
forecast. A portion of the Fund?s losses for the first nine months of the year was offset by gains of approximately 7.2%
experienced in    the metals sector from long copper, zinc, and
nickel futures positions as base metals prices rallied sharply to record highs amid strong global industrial demand from the U.S., China, and India. Elsewhere in the metals markets, gains were achieved from long futures positions in silver and gold as precious metals prices reached 26-year highs in May on persistent demand from foreign central banks. Additional gains were experienced from long positions in nickel futures during July and August as prices trended higher on reports of weak global stockpiles, consistently strong global demand, and lower than forecasted production. Within the global stock index sector, gains of approximately 1.1% were recorded, during January and March, from long positions in European, U.S., Hong Kong, South African, and Australian stock index futures as global equity prices trended higher during the first quarter on strong corporate earnings, and solid economic data. During September, additional gains were recorded from long positions in European equity index futures as prices increased amid falling oil prices. Spanish equity index futures prices moved significantly higher on merger and acquisition activity in the utility sector, while German equity index futures rose after the European Central Bank decided to leave interest rates unchanged. Elsewhere in the
       global stock index sector, gains were experienced
throughout the third quarter from long positions in Hong Kong equity index futures as prices increased on an optimistic economic outlook for the region after Gross Domestic Product in
China surged to 10.9% in the first six months of   this year, and
strong corporate earnings. Smaller gains of approximately 0.9% were experienced in the global interest rate sector from short positions in U.S. and European interest rate futures as global bond prices trended lower during the first half of the year amid strength in regional equity markets and investor sentiment that interest rates in the United States and the European Union would rise.

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

       The futures, forwards, and options traded by the
Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All
       quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter
       uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2007, and 2006. At September 30, 2007, and 2006, the Partnership?s total capitalization was approximately $74 million and $41 million, respectively.


Primary Market        September 30, 2007       September 30, 2006
Risk Category	  	     Value at Risk   	     Value at Risk

Currency	(1.08)%                  (0.04)%
Interest Rate	               (1.04)                     -
Equity	(0.37)                     -
Commodity	                   (0.86)                     -
Aggregate Value at Risk	(2.32)%	(0.04)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its
       trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007.
Primary Market Risk Category        High      Low      Average
Currency 	(1.08)%	(0.74)%	(0.86)%

Interest Rate	(1.04)	     (0.55)	(0.74)

Equity	(2.38)	(0.37)	(1.16)

Commodity	(1.08)	(0.55)	(0.79)

Aggregate Value at Risk	(3.14)%	    (1.48)%	(2.11)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2006, and for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s
       future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2007, such amount is equal to approximately 93% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2007, by market sector. It may be
       anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at September 30, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2007, the Partnership?s major exposures were to the euro, Japanese yen, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership at September 30, 2007, was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and
       indirectly affect the value of its stock index and
currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries? and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At September 30, 2007, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2007, the Partnership?s primary market exposures were to the Euro Stoxx 50 (Europe), S&P 500 (U.S.), DAX (Germany), NASDAQ 100 (U.S.), SPI 200 (Australia), Hang Seng (China), Canadian S&P 60 (Canada), FTSE 100 (United Kingdom), DOW JONES (U.S.), NIKKEI 225 (Japan), CAC 40 (France), TAIWAN
       (Taiwan), and the AEX (the Netherlands) stock indices.
The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, Chinese, and Japanese stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The third largest market exposure of the Partnership at September 30, 2007, was to the markets that comprise these sectors. Most of the exposure was to the soybeans, wheat, soybean meal, sugar, soybean oil, live cattle, coffee, cotton, lean hogs, cocoa, and feeder cattle markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At September 30, 2007, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced
       in the past, are expected to continue to be
experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At September 30, 2007, the Partnership had market exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of precious metals, such as gold and platinum, and base metals, such as copper, aluminum, lead, and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2007, were in euros, Japanese yen, Hong Kong dollars, Australian dollars, Czech koruna, Canadian dollars, Hungarian forint, Swiss francs, British pounds, and New Zealand dollars. The Partnership
       controls the non-trading risk of foreign currency
balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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
   (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules
       13a-15(e) and 15d-15(e) of the Exchange Act), and
have judged such controls and procedures to be effective.

(b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T.	CONTROLS AND PROCEDURES
Not applicable.

       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s
Report on Form 10Q for the quarters ended March 31, 2007, and June
30, 2007.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS
<caption>					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number

Initial Registration	3,000,000.000		November 6, 1998	333-60103
Additional Registration	6,000,000.000		March 27, 2000	333-91569
Additional Registration	10,000,000.000		February 26, 2003	  333-103170
Additional Registration	  2,000,000.000		April 28, 2004	333-113893
Total Units Registered          21,000,000.000

Units sold through 9/30/07      15,378,690.915
Units unsold through 9/30/07     5,621,309.085

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2007, was $159,123,825.

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




                     Morgan Stanley Charter WCM L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

November 13, 2007    By:/s/Lee Horwitz
                           Lee Horwitz
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.











1673:

1675: