Form 10-Q
period 2008-03-31
MORGAN STANLEY CHARTER WCM L.P.
filed 2008-05-15
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ?large accelerated filer?, ?accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.

Large accelerated filer_______ 		Accelerated filer_______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X






	       <table> MORGAN STANLEY CHARTER WCM L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2008
		(Unaudited) and December 31, 2007...........................2

		Statements of Operations for the Quarters
		Ended March 31, 2008 and 2007 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
	  Quarters Ended March 31, 2008 and 2007 (Unaudited)..........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2008 and 2007 (Unaudited).........................5

		Condensed Schedules of Investments as of March 31, 2008
		(Unaudited) and December 31, 2007	6

		Notes to Financial Statements (Unaudited)................7-15

Item 2. Management's Discussion and Analysis of
		   Financial Condition and Results of Operations........16-25

Item 3. Quantitative and Qualitative Disclosures About
		   Market Risk.........................................25-39

Item 4. Controls and Procedures................................39

Item 4T.Controls and Procedures................................39


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................40

Item 2. Unregistered Sales of Equity Securities and
		   Use of Proceeds......................................40-41

Item 5. Other Information....................................41-42

Item 6. Exhibits................................................43



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
	MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF FINANCIAL CONDITION
				March 31,	December 31,
				         2008       	       2007
				  $	$
				(Unaudited)
ASSETS

Trading Equity:
	Unrestricted cash	96,105,941	72,376,602
	Restricted cash	       6,021,149	       6,848,850

	     Total cash	   102,127,090	     79,225,452

	Net unrealized gain (loss) on open contracts (MS&Co.)	(621,327)      	    1,340,211
	Net unrealized loss on open contracts (MSIP)	        (74,813)	        (242,371)

		Total net unrealized gain (loss) on open contracts              	       (696,140)	      1,097,840

		Total Trading Equity	101,430,950	80,323,292

Subscriptions receivable	6,694,465	4,554,302
Interest receivable (MS&Co.)	          125,180	         205,192

		Total Assets	   108,250,595	   85,082,786

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	603,467	745,064
Accrued brokerage fees (MS&Co.)	514,201	401,840
Accrued management fees	        171,401	       133,946

		Total Liabilities	     1,289,069	     1,280,850

Partners' Capital

Limited Partners (8,607,413.156 and
	7,355,246.125 Units, respectively)	105,783,243	82,918,267
General Partner (95,874.995 and
      78,385.637 Units, respectively)	      1,178,283 	         883,669

		Total Partners' Capital	   106,961,526	    83,801,936

		Total Liabilities and Partners' Capital	   108,250,595	    85,082,786
NET ASSET VALUE PER UNIT	              12.29	             11.27

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)
  	   	      For the Quarters Ended March 31,

                                                                         		          2008    	      2007
                                                                               	                            $		          $
INVESTMENT INCOME
	Interest income (MS&Co.)		                             485,311		 	       562,438

EXPENSES
	Incentive fees		  2,168,138	         372,615
	Brokerage fees (MS&Co.)		1,386,310	756,733
	Management fees	            	       462,104 	      252,245

		Total Expenses			    4,016,552	   1,381,593

NET INVESTMENT LOSS	   (3,531,241) 	     (819,155)

TRADING RESULTS
Trading profit (loss):
	Realized			12,996,197	(3,799,273)
	Net change in unrealized		    (1,793,980)	     (159,619)

    		Total Trading Results		   11,202,217	  (3,958,892)

NET INCOME (LOSS) 	      7,670,976	   (4,778,047)


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		7,586,362	(4,724,062)
	General Partner                                                   		    84,614	 (53,985)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		 1.02	 (0.87)
	General Partner                                                   		          1.02	 (0.87)


	                                                                            Units     	                             Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                          	8,030,136.499		5,212,353.680




The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER WCM L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Quarters Ended March 31, 2008 and 2007
(Unaudited)



				Units of
				Partnership	   Limited	     General
				       Interest       	       Partners    	          Partner     	      Total
					   $	     $	$

Partners? Capital,
	December 31, 2006	4,341,446.934	43,835,717	475,343	44,311,060

Offering of Units	1,866,381.896	18,412,530	200,000  	18,612,530

Net Loss		?	(4,724,062)	(53,985)	(4,778,047)

Redemptions                                                 (231,316.356)	   (2,305,885)                 -  	     	(2,305,885)

Partners? Capital,
	March 31, 2007                                      5,976,512.474	  55,218,300	      621,358	 55,839,658





Partners? Capital,
	December 31, 2007	7,433,631.762	82,918,267	883,669	83,801,936

Offering of Units	1,458,533.839	17,570,450	210,000  	17,780,450

Net Income	?	7,586,362	84,614	7,670,976

Redemptions                                                 (188,877.450)	   (2,291,836)                 -  	     	   (2,291,836)

Partners? Capital,
	March 31, 2008                                      8,703,288.151	 105,783,243	  1,178,283	 106,961,526









The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





				      For the Quarters Ended March 31,

				               2008      	                              2007
				         $	                     $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	7,670,976	(4,778,047)
Noncash item included in net income (loss):
	Net change in unrealized	1,793,980	159,619

(Increase) decrease in operating assets:
	Restricted cash	   827,701	 1,821,098
	Interest receivable (MS&Co.)	80,012	(30,956)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	112,361	62,347
	Accrued management fees 	37,455	20,783
	Accrued incentive fee payable          -    		             (41,912)

Net cash provided by (used for) operating activities	  10,522,485	   (2,787,068)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	15,640,287	18,285,875
Cash paid for redemptions of Units	    (2,433,433)	    (3,870,777)

Net cash provided by financing activities	   13,206,854	   14,415,098

Net increase in unrestricted cash	23,729,339	   11,628,030

Unrestricted cash at beginning of period	   72,376,602	    35,032,684

Unrestricted cash at end of period	   96,105,941	    46,660,714







The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY CHARTER WCM L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2008 (Unaudited) and December 31, 2007


Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Short
  Unrealized
 Gain/(Loss)

Percentage of
  Net Assets
      Net
Unrealized
Gain/(Loss)

$
         %
 $
%
$


March 31, 2008, Partnership Net Assets:   $106,961,526



Commodity
(1,840,111)
       (1.72)
       85,734
       0.08
(1,754,377)
Equity
     (1,910)
           ?
    (86,374)
      (0.08)
     (88,284)
Foreign currency
    679,348
        0.64
       50,097
       0.05
    729,445
Interest rate
    314,406
        0.29
       36,938
       0.03
    351,344






     Grand Total:
  (848,267)
       (0.79)
      86,395
       0.08
  (761,872)

     Unrealized Currency Gain





     65,732

     Total Net Unrealized Loss



    (696,140)


 December 31, 2007, Partnership Net Assets: $83,801,936









Commodity
 1,260,450
        1.50
    (115,496)
      (0.14)
1,144,954
Equity
    41,882
        0.05
      15,947
       0.02
     57,829
Foreign currency
   (232,623)
       (0.27)
      (19,555)
      (0.02)
  (252,178)
Interest rate
    126,895
        0.15
      (30,995)
      (0.04)
     95,900






     Grand Total:
 1,196,604
        1.43
    (150,099)
      (0.18)
1,046,505

     Unrealized Currency Gain





     51,335

     Total Net Unrealized Gain



  1,097,840






The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Charter WCM L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2007, Annual Report on Form 10-K.



1.  Organization
Morgan Stanley Charter WCM L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, ?Futures Interests?). The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Aspect L.P., and Morgan Stanley Charter Campbell L.P. (collectively, the ?Charter Series?), which, effective as of May 1, 2006, no longer accepts subscriptions and exchanges of units of limited partnership interest ("Unit(s)") from any other Charter


       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Series for Units of Morgan Stanley Charter Campbell L.P.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. Winton Capital Management Limited (the ?Trading Advisor?) is the trading advisor to the Partnership.

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


       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of such current margin requirements but available to satisfy margin requirements at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during the month. The
Partnership pays brokerage fees to MS&Co.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.


4.  Financial Instruments
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.


       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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
       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:

	   Net Unrealized Gains/(Losses)
 	      on Open Contracts	    Longest Maturities

	Exchange-	  Off-Exchange-		 Exchange- 	 Off-Exchange-
Date	  Traded  	    Traded   	  Total  	  Traded  	  Traded
	$	  $	  $

Mar. 31, 2008	(696,140)	-    	(696,140)	Nov. 2009	     -
Dec. 31, 2007	1,097,840	-    	1,097,840	Jun. 2009	     -

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis,


       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $101,430,950 and $80,323,292 at March 31, 2008, and December 31,
2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.



5.  New Accounting Developments

In September 2006, the Financial Accounting Standards Board (?FASB?) issued Statement of Financial Accounting Standards No. 157 (?SFAS? 157?), ?Fair Value Measurements?. SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? quoted market prices in active markets for identical assets and liabilities; Level 2 ? inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 ? unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
March 31, 2008: <table> <caption>



Assets
   Quoted Prices in
  Active Markets for
    Identical Assets
          (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




            Total

Unrealized loss on open contracts
   $      (696,140)
      n/a
 n/a

 $  (696,140)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (?SFAS 161?). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

November 15, 2008, and interim periods within those fiscal years.
The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.

6.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

7.  Reclassification
Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2008 presentation. Such reclassification has no impact on the Partnership's reported net income (loss).

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2008, and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of
       the Partnership during the period in question. Past
performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements on pages 2 through 15 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading gain (loss)" for open (unrealized) contracts, and recorded as "Realized trading gain
(loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $11,687,528 and expenses totaling $4,016,552, resulting in net income of $7,670,976 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit increased from $11.27 at December 31, 2007, to $12.29 at March 31, 2008.

The most significant trading gains of approximately of 4.4% were experienced in the global interest rate sector, primarily during January and February, from long positions in U.S. and Japanese fixed-income futures as prices increased in a "flight-to-quality" following a sharp decline in the global equity markets and concerns that a possible economic recession in the United States may weaken the global economy. Furthermore, U.S. fixed-income futures prices moved higher as the U.S. Federal Reserve cut interest rates by 200 basis points throughout the quarter and U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter Gross Domestic Product growth. Within the currency sector, gains of approximately 3.6% were recorded throughout the quarter from long positions in the euro, Swiss franc, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies due to the aforementioned disappointing economic data in the U.S. and
       fears of a possible U.S. recession, which fueled
speculation of continued interest rate cuts by the U.S. Federal Reserve. Additional gains of approximately 2.5% were experienced within the agricultural markets, primarily during January and February, from long futures positions in the soybean complex and corn as prices rose following news that global production may drop, while rising energy prices may boost demand for alternative biofuels made from crops. Meanwhile, long positions in wheat futures resulted in gains as prices increased amid speculation that U.S. stockpiles may fall to a 30-year low. Further gains of approximately 1.8% were experienced within the energy sector, primarily during February and March, from long futures positions in crude oil and its related products as prices moved higher due to speculation that OPEC may cut production, ongoing geopolitical concerns in the Middle East, and strong demand for physical commodities as an inflation hedge. Smaller gains of approximately 1.7% were recorded in the metals markets, primarily during January and February, from long positions in gold and silver futures as prices rose due to a drop in the value of the U.S. dollar, which spurred demand for "safe haven" investments.
A portion of the Partnership?s gains for the quarter was offset by losses of approximately 1.4% within the global stock index sector, primarily during January, from long positions in European and U.S. equity index futures as prices reversed lower on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, and a weakening
       job market may restrain consumer spending and curb global economic growth.

For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(3,396,454) and expenses totaling $1,381,593, resulting in a net loss of $4,778,047 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $10.21 at December 31, 2006, to $9.34 at March 31, 2007.

The most significant trading losses of approximately of 4.3% were experienced in the global interest rate futures markets from short positions in U.S., European, and Australian fixed-income futures as prices reversed sharply higher primarily during late February and early March in a worldwide "flight-to-quality" after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Smaller losses were experienced later in March from newly established long positions in the U.S. and German interest rate futures as prices moved lower on reduced demand for the ?safe haven? of fixed-income investments amid the stabilization of the global equity markets after the aforementioned sell-off. Within the global stock index sector, losses of approximately 1.3% were experienced during February and March from long positions in European, U.S., and Pacific Rim equity index futures as prices fell suddenly and sharply due to the aforementioned factors that affected the global interest rate futures markets. Losses of approximately 0.8% were experienced within the agricultural sector from short positions in soybean meal and soybean futures as prices increased during January on speculative buying and news of persistent global demand. Additional losses were recorded during March from long positions in corn and newly established long positions in soybean meal and soybean futures as prices declined sharply after the U.S. Department of Agriculture?s Prospective Plantings report released in March showed corn acreage might be up this year to its highest since 1944. Elsewhere in the agricultural complex, long positions in wheat futures resulted in losses as prices reversed lower during March as rain in the U.S. Great Plains boosted soil moisture and warm temperatures increased growth potential for the spring growing season. Lastly, both, long and short positions in feeder cattle futures experienced losses as prices moved in a trendless pattern throughout the majority of the quarter. Within the currency sector, losses of approximately 0.8% were recorded in February and March from short positions in the Japanese yen versus the U.S. dollar and euro as the value of the Japanese yen reversed sharply higher amid an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director
       of the International Monetary Fund, that a weak Japanese yen ?could lead to more entrenched exchange rate misalignments that worsen global imbalances?, which encouraged traders to unwind short positions in the Japanese yen against most of its major rivals. As a result, the Japanese yen saw its biggest daily gain against the U.S. dollar since December 2005. Furthermore, investor speculation that consistently strong economic data out of Japan might force the Bank of Japan to continue raising interest rates in order to combat possible inflation pushed the value of the Japanese yen higher. Additional losses in the currency markets were incurred from long positions in the British pound versus the U.S. dollar as the value of the British pound decreased early in February after weaker-than-expected economic data bolstered sentiment that the Bank of England might not continue to increase interest rates. Further losses were incurred in the currency markets during February and March from short positions in the Canadian dollar versus the U.S. dollar as the value of the Canadian dollar increased in tandem with rising energy prices. Elsewhere, short positions in the Mexican peso versus the U.S. dollar resulted in losses after the Mexican peso strengthened in mid-March as consistent economic growth and rising inflation led to increased speculation of an interest rate hike from the Bank of Mexico. Smaller losses were recorded from long positions in the South African rand versus the U.S. dollar as the value of the South African rand dropped in late February on worries regarding the stability of emerging market currencies.
       Newly established short positions in the South African rand relative to the U.S. dollar incurred additional losses as the value of the South African rand moved higher on strong economic data out of South Africa in late March. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.2% in the metals sector from long positions in nickel futures as price rose amid speculation that low stockpiles and supply disruptions might create a supply shortage in the future.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions,
       and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

       The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of
       the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For
       example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2008, and 2007. At March 31, 2008, and 2007, the Partnership?s total capitalization was approximately $107 million and $56 million, respectively.

Primary Market           March 31, 2008           March 31, 2007
Risk Category	  	     Value at Risk   	     Value at Risk

Currency	(0.47)%                  (0.74)%
Interest Rate                 (0.34)                   (0.55)
Equity  	(0.10)	                   (1.06)
Commodity	                     (0.81)             	      (0.66)
Aggregate Value at Risk	(1.20)%                  (1.53)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a
       percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008.

Primary Market Risk Category        High        Low      Average
Currency	(1.08)%	 (0.47)%	  (0.79)%

Interest Rate	(1.04)	(0.34)	(0.65)

Equity 	(0.82)	(0.10)	(0.45)

Commodity	(0.86)	(0.55)	(0.76)

Aggregate Value at Risk	(2.32)%	  (1.20)%	(1.70)%

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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential "risk of ruin".

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2007, and for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.



       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2008, such amount was equal to approximately 90% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The third largest market exposure of the Partnership at March 31, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions
       influence these fluctuations.  The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2008, the Partnership?s major exposures were to the euro, Japanese yen, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At March 31, 2008, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the Japanese, U.S., European, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries? and
       Australian interest rates will remain the primary interest rates exposure of the Partnership for the foreseeable future.
The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At March 31, 2008, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2008, the Partnership?s primary market exposures were to the S&P 500 (U.S.), Euro Stox 50 (Europe), NIKKEI 225 (Japan), FTSE 100 (United Kingdom), SPI 200 (Australia), NASDAQ 100 (U.S.), CAC 40 (France), and S&P MIDCAP (U.S.) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, Japanese, and Australian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The largest market expo-sure of the Partnership at March 31, 2008, was to the markets that comprise these sectors. Most of the exposure was to the
       soybeans, corn, wheat, live cattle, soybean meal,
sugar, coffee, soybean oil, cocoa, cotton, lean hogs, and feeder cattle markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. The second largest market exposure of the Partnership at March 31, 2008, was to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At March 31, 2008, the Partnership had market exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of precious metals, such as gold and silver, as well as base metals, such as copper, aluminum, and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The
       Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2008, were in Japanese yen, euros, British pounds, Czech koruny, Canadian dollars, Hungarian forint, New Zealand dollars, Australian dollars, and Swiss francs. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches, and by monitoring the performance of the Trading Advisor daily. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

Item 4.	CONTROLS AND PROCEDURES
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
Not applicable.

       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS
					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number

Initial Registration	3,000,000.000		November 6, 1998	333-60103
Additional Registration	6,000,000.000		March 27, 2000	333-91569
Additional Registration	10,000,000.000		February 26, 2003	  333-103170
Additional Registration	  2,000,000.000		April 28, 2004	333-113893
Total Units Registered          21,000,000.000

Units sold through 3/31/08      17,726,030.898
Units unsold through 3/31/08     3,273,969.102

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through March 31, 2008, was $186,874,089.



       Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Management. Effective March 20, 2008, Mr. Michael Durbin, age 40, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Durbin is a Managing Director of Morgan Stanley and has been Chief Operating Officer of National Sales since February 2008. Mr. Durbin joined Morgan Stanley in 1990 and has served in a succession of leadership positions in both its institutional and wealth management businesses, most recently as head of Global Wealth Management Group Capital Markets from October 2007 to February 2008. Mr. Durbin also served as Head of Equity Products and Services from March 2006 to October 2007, Head of International Private Wealth Management from May 2005 to March 2006, Chief Strategic and Risk Officer of Global Wealth Management Group from September 2004 to May 2005, and Chief Administrative Officer of each of Private Wealth Management and Global Wealth Management Group from January 2002 to September 2004. Mr. Durbin received his B.B.A. from the University of Notre Dame in 1990 and an M.B.A. from the New York University in 1998.
       Effective March 20, 2008, Mr. Jose Morales, age 31, was
named a Director of Demeter, subject to approval by the National Futures Association. Mr. Morales is a Vice President at Morgan Stanley and has headed the Product Development Group for the firm?s Global Wealth Management business since August 2007. Mr. Morales joined the firm in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007. Mr. Morales is a member of the Global Wealth Management New Products Committee and the Consulting Services Due Diligence Committee. Prior to his appointment as a Director of Demeter, Mr. Morales served as a member of the Managed Futures Investment Management Committee from March 2005 to March of 2008.
 Mr. Morales received an M.B.A. with a concentration in Finance from the NYU Stern School of Business in June 2007 and a B.S. in International Business Administration with a concentration in Economics from Fordham University in 1998.

Effective April 1, 2008, Mr. Andrew Saperstein no longer serves as a Director of Demeter.

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




                     Morgan Stanley Charter WCM L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

May 15, 2008         By:/s/Christian Angstadt
                           Christian Angstadt
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.




- 4 -
- 5 -

1609:

1611:

1613: