Form 10-Q
period 2008-06-30
MORGAN STANLEY CHARTER WCM L.P.
filed 2008-08-13
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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




(Former name, former address and former fiscal year, if changed since last report)


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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2008
		(Unaudited) and December 31, 2007...........................2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2008 and 2007 (Unaudited)....................3

		Statements of Changes in Partners? Capital for the
	  Six Months Ended June 30, 2008 and 2007 (Unaudited).........4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2008 and 2007 (Unaudited)..........................5

		Condensed Schedules of Investments as of June 30, 2008
		(Unaudited) and December 31, 2007	6

		Notes to Financial Statements (Unaudited)................7-15

Item 2. Management's Discussion and Analysis of
		   Financial Condition and Results of Operations........16-28

Item 3. Quantitative and Qualitative Disclosures About
		   Market Risk.........................................29-42

Item 4. Controls and Procedures.............................42-43

Item 4T.Controls and Procedures................................43


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................44

Item 2. Unregistered Sales of Equity Securities and
		   Use of Proceeds......................................44-45

Item 5. Other Information.......................................45

Item 6. Exhibits................................................45



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF FINANCIAL CONDITION
				June 30,	December 31,
				         2008       	       2007
				  $	$
				(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	116,488,064	72,376,602
	Restricted cash	      3,571,251	       6,848,850

	     Total cash	  120,059,315	     79,225,452

	Net unrealized gain on open contracts (MS&Co.)	4,650,552      	    1,340,211
	Net unrealized gain (loss) on open contracts (MSIP)	        194,686	        (242,371)

		Total net unrealized gain on open contracts              	    4,845,238 	      1,097,840

		Total Trading Equity	124,904,553	80,323,292

Subscriptions receivable	4,626,199	4,554,302
Interest receivable (MS&Co.)	         178,876	         205,192

		Total Assets	  129,709,628	   85,082,786

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	678,205	745,064
Accrued incentive fee payable	          666,942	          ?
Accrued brokerage fees (MS&Co.)	 589,606	          401,840
Accrued management fees				             196,535		       133,946

		Total Liabilities	       2,131,288	     1,280,850

Partners' Capital

Limited Partners (9,805,804.299 and
	7,355,246.125 Units, respectively)	126,208,103	82,918,267
General Partner (106,461.314 and
      78,385.637 Units, respectively)	      1,370,237 	         883,669

		Total Partners' Capital	  127,578,340	    83,801,936

		Total Liabilities and Partners' Capital	  129,709,628	    85,082,786

NET ASSET VALUE PER UNIT	             12.87	             11.27

	The accompanying notes are an integral part of these financial statements. </table>
       <table> 	MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                                   For the Three Months	                               For the Six Months
                                    Ended June 30,      	                          Ended June 30,


                                   2008  	 2007    	      2008   	    2007
                                         $	                                  $	          $ 	   $
INVESTMENT INCOME
	Interest income (MS&Co.)	      441,475	           708,083		   926,786	         1,270,521

EXPENSES
	Brokerage fees (MS&Co.)	1,675,609	914,036	3,061,919		1,670,769
	Incentive fees	        666,942	             ?     	     2,835,080		        372,615
	Management fees	       558,537	       304,678	     1,020,641	   	      556,923

	  	Total Expenses 	     2,901,088	    1,218,714	     6,917,640		    2,600,307

NET INVESTMENT LOSS 	   (2,459,613)	      (510,631)	   (5,990,854)		  (1,329,786)

TRADING RESULTS
Trading profit (loss):
	Realized	2,580,639	7,150,832	15,576,836		3,351,559
	Net change in unrealized	    5,541,378	       560,217	     3,747,398	       400,598

		Total Trading Results	     8,122,017	    7,711,049	   19,324,234		    3,752,157

NET INCOME                                                    5,662,404		    7,200,418	   13,333,380	  	    2,422,371

NET INCOME ALLOCATION

	Limited Partners	5,600,411	7,122,286	13,186,812 	        	2,398,224
	General Partner 	61,993	78,132	146,568	24,147


NET INCOME PER UNIT

	Limited Partners                                            	0.58	  1.18		1.60  	 0.31
	General Partner      	                                      0.58	  1.18	 1.60	 	0.31


                                                  Units     	                      Units                     Units		        Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                   9,332,227.717		6,265,134.991      8,678,024.102	5,704,777.459



The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CHARTER WCM L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)



				Units of
				Partnership	   Limited	     General
				       Interest       	       Partners    	          Partner     	      Total
					   $	     $	$
Partners? Capital,
	December 31, 2006	4,341,446.934	43,835,717	475,343	44,311,060

Offering of Units	2,758,845.369	27,477,829	260,000	27,737,829

Net Income	?	2,398,224	24,147	2,422,371

Redemptions                                                 (589,195.855)	   (5,986,409)       	         ?     	  (5,986,409)

Partners? Capital,
	June 30, 2007                                         6,511,096.448	  67,725,361	    759,490	 68,484,851




Partners? Capital,
	December 31, 2007	7,433,631.762	82,918,267	883,669	83,801,936

Offering of Units	2,826,507.052	34,367,523	340,000	34,707,523

Net Income	?	13,186,812	146,568	13,333,380

Redemptions                                                 (347,873.201)	   (4,264,499)       	         ?     	  (4,264,499)

Partners? Capital,
	June 30, 2008                                         9,912,265.613	  126,208,103	  1,370,237	 127,578,340









The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





				      For the Six Months Ended June 30,

				               2008      	                              2007
				         $	                     $
CASH FLOWS FROM OPERATING ACTIVITIES

Net income  	13,333,380	2,422,371
Noncash item included in net income:
	Net change in unrealized	(3,747,398)	(400,598)

(Increase) decrease in operating assets:
	Restricted cash	  3,277,599	 1,187,448
	Interest receivable (MS&Co.)	26,316	(69,132)

Increase (decrease) in operating liabilities:
	Accrued incentive fees payable          	                                         666,942		             (41,912)
	Accrued brokerage fees (MS&Co.)	187,766	117,510
	Accrued management fees 	          62,589	               39,170

Net cash provided by operating activities	   13,807,194	     3,254,857


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	34,635,626	28,492,666
Cash paid for redemptions of Units	    (4,331,358)	    (6,594,028)

Net cash provided by financing activities	   30,304,268	   21,898,638

Net increase in unrestricted cash	44,111,462	   25,153,495

Unrestricted cash at beginning of period	    72,376,602	    35,032,684

Unrestricted cash at end of period	  116,488,064	    60,186,179






The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER WCM L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2008 (Unaudited) and December 31, 2007


Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Short
  Unrealized
 Gain/(Loss)

Percentage of
  Net Assets
      Net
Unrealized
Gain/(Loss)

$
         %
 $
%
$


June 30, 2008, Partnership Net Assets:   $127,578,340



Commodity
 1,664,401
        1.30
     147,290
       0.12
1,811,691
Equity
   (74,825)
       (0.06)
 1,453,981
       1.14
1,379,156
Foreign currency
    585,422
        0.46
       41,101
       0.03
   626,523
Interest rate
    137,205
        0.11
     814,677
       0.64
   951,882






     Grand Total:
 2,312,203
        1.81
  2,457,049
       1.93
4,769,252

     Unrealized Currency Gain





     75,986

     Total Net Unrealized Gain



4,845,238


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

June 30, 2008

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



1.  Organization
Morgan Stanley Charter WCM L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests"). The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Aspect L.P., and Morgan Stanley Charter Campbell L.P. (collectively, the "Charter Series"), which, effective as of May 1, 2006, no longer accepts subscriptions and exchanges of units of limited partnership interest ("Unit(s)") from any other Charter


       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Series for Units of Morgan Stanley Charter Campbell L.P.

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

The net unrealized gains on open contracts, reported as a component of "Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:

	   Net Unrealized Gains
 	    on Open Contracts	    Longest Maturities

	Exchange-	  Off-Exchange-		 Exchange- 	 Off-Exchange-
Date	  Traded  	    Traded   	  Total  	  Traded  	  Traded
	$	  $	  $
Jun. 30, 2008	4,845,238         -		4,845,238	Dec. 2009		-
Dec. 31, 2007	1,097,840	-    	1,097,840	Jun. 2009	     -

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis,


       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $124,904,553 and $80,323,292 at June 30, 2008, and December 31,
2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.



5.  New Accounting Developments

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

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

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
June 30, 2008:    <table> <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
     Observable
         Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




     Total

Unrealized gain on open contracts
  $  4,845,238

      n/a
 n/a

              $  4,845,238

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of
       the Partnership during the period in question. Past
performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $8,563,492 and expenses totaling $2,901,088, resulting in net income of $5,662,404 for the three months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $12.29 at March 31, 2008, to $12.87 at June 30, 2008.

The most significant trading gains of approximately 4.8% were experienced in the energy markets throughout most of the quarter from long futures positions in crude oil and its related products as prices moved sharply higher due to a drop in OPEC output, supply threats in Nigeria and Iraq, growing Asian fuel consumption, and an unexpected decline in domestic inventories. Meanwhile, long positions in natural gas futures resulted in gains as prices increased throughout the quarter amid declining production in Western Canada, falling U.S. inventories, and forecasts for an active hurricane season in the Atlantic. Furthermore, futures prices of crude oil and its related products, as well as natural gas, were pressured higher due to continued weakness in the value of the U.S. dollar, which spurred demand for physical commodities as an alternative investment. Within the agricultural sector, gains of approximately 2.0% were
       recorded, primarily during April and June, from long
futures positions in the soybean complex and corn as prices increased due to supply concerns after severe floods in the U.S. Midwest damaged crops. Elsewhere, long positions in cocoa futures resulted in gains as prices rose amid speculation that crops in the Ivory Coast, the world?s largest producer, were developing more slowly than anticipated. Additional gains of approximately 1.4% were experienced in the global stock index sector, primarily during June, from short positions in European and U.S. equity index futures as prices moved sharply lower throughout the month on concerns that surging commodity prices and additional subprime-related writedowns might erode corporate earnings and continue to slow global economic growth. In addition, prices of European stock index futures were pressured lower after government reports revealed an unexpected drop in Germany?s consumer confidence and a continued housing slump in the United Kingdom. Further gains of approximately 0.4% were recorded within the currency sector, primarily during May and June, from long positions in the Australian dollar, Mexican peso, and Brazilian real versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies on concerns of a slowing U.S. economy. Smaller gains were experienced from short positions in the Japanese yen versus the euro as the value of the Japanese yen decreased relative to the euro after the Bank of Japan downgraded its assessment of the Japanese economy in June and decided to leave interest rates at 0.5%. A portion of the
       Partnership?s gains for the quarter was offset by losses of approximately 1.6% within the global interest rate sector, primarily during April, from long positions in U.S. and Japanese fixed-income futures as prices declined amid speculation that the U.S. Federal Reserve and Bank of Japan would not reduce borrowing costs as much as previously expected this year due to accelerating global inflation.

The Partnership recorded total trading results including interest income totaling $20,251,020 and expenses totaling $6,917,640, resulting in net income of $13,333,380 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $11.27 at December 31, 2007, to $12.87 at June 30, 2008.

The most significant trading gains of approximately 6.7% were experienced within the energy markets from long futures positions in crude oil and its related products as prices moved consistently higher due to speculation that OPEC might cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge. Elsewhere, long positions in natural gas futures also experienced gains during the second quarter as prices rose amid declining production in Western Canada, a continued decline in U.S. inventories, and forecasts for an active hurricane season in the Atlantic. In addition,
       futures prices of crude oil, its related products, and natural gas increased due to persistent decline in the value of the U.S. dollar. Within the agricultural markets, gains of approximately 4.6% were recorded, primarily during January, February, April, and June from long futures positions in the soybean complex and corn as prices increased following news that global production might drop, rising energy prices might boost demand for alternative biofuels, and severe floods in the U.S. Midwest had damaged crops. Meanwhile, long futures positions in cocoa resulted in gains as prices rose in June amid speculation that crops in the Ivory Coast, the world?s largest producer, were developing more slowly than anticipated. Within the currency sector, gains of approximately 4.0% were experienced, primarily during January, February, March, and June, from long positions in the euro, Swiss franc, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals amid the aforementioned weak economic data out of the U.S., which fueled persistent concerns of a possible economic recession in the U.S. Additional gains of approximately 2.8% were recorded in the global interest rate sector, primarily during January and February, from long positions in U.S. fixed income futures as prices moved higher in a ?flight-to-quality? following a sharp decline in the global equity markets and the aforementioned concerns regarding the global economy. Furthermore, U.S. fixed-income futures prices moved higher as the U.S. Federal Reserve cut interest rates by 200 basis points
       throughout the first quarter and U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter Gross Domestic Product growth. Further gains were experienced during June from short positions in European fixed-income futures as prices declined after government reports revealed accelerating inflation in the Euro-Zone. Smaller gains of approximately 1.7% were recorded within the metals markets, primarily during January, February, and June, from long futures positions in gold and silver as prices rose due to a sharp drop in the value of the U.S. dollar.

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $8,419,132 and expenses totaling $1,218,714, resulting in net income of $7,200,418 for the three months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $9.34 at March 31, 2007, to $10.52 at June 30, 2007.

The most significant trading gains of approximately 4.4% were recorded in the global stock index sector primarily during April and May from long positions in European, U.S., and Pacific Rim equity index futures as prices increased on continued strong corporate earnings and increased merger and acquisition activity. In addition, Pacific Rim stock prices moved higher on optimism that strong economic growth in the Euro-Zone and the U.S. would
       result in higher exports from Asia.  Additional gains of approximately 4.3% were recorded in the currency sector throughout the quarter from short positions in the Japanese yen versus the U.S. dollar, euro, and British pound as the value of the Japanese yen weakened relative to most of its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker-than-expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded from long positions in the Australian dollar and British pound versus the U.S. dollar primarily during April and June as these currencies moved higher relative to the U.S. dollar after strong economic data out of Australia and the United Kingdom added to growing investor sentiment that the respective Central Banks of these countries would raise interest rates in order to combat inflation. Additionally, the value of the U.S. dollar declined against these currencies leading up to and after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Within the global interest rate sector, gains of approximately 4.1% were recorded during April from short positions in European fixed-income futures as prices weakened after news from the Ifo Institute that German business sentiment climbed to the second-highest level on record and consumer confidence in the U.K. unexpectedly moved higher. During May, European interest rate futures prices continued to fall after a
       report showed real Gross Domestic Product in the Euro-Zone increased more-than-expected in the first quarter of 2007. Finally, European interest rate futures prices were pressured lower during June after news that Germany's seasonally adjusted unemployment rate reached its lowest level since 1995 and housing prices in the United Kingdom showed their biggest jump in 2007. Smaller gains of approximately 0.7% were experienced in the agricultural markets primarily during May and June from long positions in soybean complex futures as prices rose after a representative from the European Union announced plans to increase biodiesel usage and U.S. government reports showed soybean acreage was down from a year earlier. Elsewhere, long positions in wheat futures resulted in gains during June as prices moved higher amid news of increased global demand.
Lastly, gains were experienced from long positions in cocoa futures during June as prices increased on expectations that there might be a world production deficit due to dry weather in Western Africa. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 0.7% recorded in the metals markets primarily during May and June from long positions in nickel and aluminum futures as prices moved lower after an announcement by the Chinese government that it would raise export taxes for base metals and on speculation that rising production and inventories might create a global surplus. Elsewhere, losses were recorded from long positions in silver and gold futures as prices fell amid speculative selling.

The Partnership recorded total trading results including interest income totaling $5,022,678 and expenses totaling $2,600,307, resulting in net income of $2,422,371 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $10.21 at December 31, 2006, to $10.52 at June 30, 2007.

The most significant trading gains of approximately 3.5% were experienced in the currency sector primarily during January, April, May, and June from short positions in the Japanese yen versus the U.S. dollar, euro, and British pound as the value of the Japanese yen weakened relative to its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker-than-expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded from long positions in the Australian dollar, Brazilian real, British pound, and New Zealand dollar versus the U.S. dollar primarily during April, May, and June as these currencies moved higher relative to the U.S. dollar after strong economic data out of Australia, Brazil, the United Kingdom, and New Zealand added to growing investor sentiment that the respective Central Banks of these countries would raise interest rates in order to combat inflation. Additionally, the value of the U.S. dollar declined
       against these currencies leading up to and after the U.S.
Federal Reserve?s decision to leave interest rates steady at 5.25%. Smaller gains of approximately 3.1% were recorded in the global stock index sector primarily during January, April, and May from long positions in European, U.S., and Australian equity index futures as prices climbed higher on continued optimism about the future of the global economy, as well as strong corporate earnings and increased merger and acquisition activity.
 Furthermore, Australian stock index futures prices moved higher on optimism that strong economic growth in the Euro-Zone and the U.S. would result in higher demand for commodities. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 0.4% recorded in metals markets primarily during May and June from long positions in gold and silver futures as prices fell amid speculative selling. Additional losses of approximately 0.4% were incurred in the global interest rate sector primarily during February and March from short positions in U.S. and Australian fixed-income futures as prices moved sharply higher leading up to and after the sudden downward movement in the global equity markets that began in late February. Finally, losses of approximately 0.2% were recorded in the agricultural markets primarily during March and April from long positions in corn futures as prices declined sharply after the U.S. Department of Agriculture?s Prospective Plantings report showed corn acreage might be up in 2007 to its highest since 1944. Smaller losses were experienced from both short and long
       positions in soybean meal, feeder cattle, and cotton
futures as prices moved without consistent direction throughout a majority of the year.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of
       ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.
Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical
       simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2008 and 2007. At
June 30, 2008 and 2007, the Partnership?s total capitalization was approximately $128 million and $68 million, respectively.

Primary Market           June 30, 2008            June 30, 2007
Risk Category	  	     Value at Risk   	     Value at Risk

Equity	(0.47)	(0.82)%
Currency	(0.34)                  (0.79)
Interest Rate                 (0.20)                  (0.61)
Commodity	                     (0.79)            	      (0.55)
Aggregate Value at Risk	       (0.93)%                 (1.48)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008.

Primary Market Risk Category        High        Low      Average
Currency	(1.08)%	(0.34)%	(0.68)%

Interest Rate	(1.04)	(0.20)	(0.54)

Equity 	(0.53)	(0.10)	(0.37)

Commodity	(0.86)	(0.79)	(0.82)

Aggregate Value at Risk	(2.32)%	(0.93)%	(1.57)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2008 and 2007, and for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2008, such amount was equal to approximately 91% of the Partnership?s net asset value. A decline in short-term interest rates would result
       in a decline in the Partnership?s cash management income.
This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of
       new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership. The following were the primary trading risk exposures of the Partnership at June 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The third largest market exposure of the Partnership at June 30, 2008, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2008, the Partnership?s primary market exposures were to the Euro Stox 50 (Europe), S&P 500 (U.S.), DAX (Germany), NIKKEI 225 (Japan), CAC 40 (France), FTSE 100 (United Kingdom), SPI 200 (Australia), Canadian S&P 60 (Canada), Dow Jones (U.S.), S&P MIB (Italy), IBEX 35 (Spain), Russell 2000 (U.S.), H-Shares (Hong Kong), S&P MIDCAP (U.S.), and NASDAQ 100 (U.S.) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the
       Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At June 30, 2008, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2008, the Partnership?s major exposures were to the euro, Japanese yen, and British pound currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At June 30, 2008, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., European, Australian, Japanese, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its
       stock index and currency positions.  Interest rate
movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries? and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Soft Commodities and Agriculturals. The largest market exposure of the Partnership at June 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to the corn, soybeans, soybean meal, cocoa, soybean oil, wheat, live cattle, lean hogs, coffee, feeder cattle, sugar, and cotton markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

       Energy.  The second largest market exposure of the
Partnership at June 30, 2008, was to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At June 30, 2008, the Partnership had market exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of precious metals, such as gold, silver, and platinum, as well as base metals, such as copper, aluminum, nickel, and zinc.
Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

       Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2008, were in euros, Japanese yen, British pounds, Australian dollars, Czech koruny, Hungarian forint, Hong Kong dollars, Swiss francs, Canadian dollars, and New Zealand dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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
Not applicable.

       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s
Report on Form 10-Q for the quarter ended March 31, 2008.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS
					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number
Initial Registration	3,000,000.000		November 6, 1998	333-60103
Additional Registration	6,000,000.000		March 27, 2000	333-91569
Additional Registration	10,000,000.000		February 26, 2003	  333-103170
Additional Registration	  2,000,000.000		April 28, 2004	333-113893
Total Units Registered          21,000,000.000

Units sold through 6/30/08      19,083,417.792
Units unsold through 6/30/08     1,916,582.208

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through June 30, 2008, was $203,671,162.


       Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
Mr. Michael Durbin became listed as a principal of Demeter by the National Futures Association on June 5, 2008.

Mr. Jose Morales became listed as a principal of Demeter by the National Futures Association on June 23, 2008.

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




                     Morgan Stanley Charter WCM L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

August 13, 2008      By:/s/Christian Angstadt
                           Christian Angstadt
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.




- 4 -
- 5 -

- 11 -

1651: