Form 10-Q
period 2008-09-09
MORGAN STANLEY CHARTER WCM L.P.
filed 2008-11-14
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2008

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2008
		(Unaudited) and December 31, 2007...........................2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2008 and 2007 (Unaudited)...............3

		Statements of Changes in Partners? Capital for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)...4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2008 and 2007 (Unaudited).....................5

		Condensed Schedules of Investments as of September 30, 2008
		(Unaudited) and December 31, 2007	6

		Notes to Financial Statements (Unaudited)................7-15

Item 2. Management's Discussion and Analysis of
		   Financial Condition and Results of Operations........16-30

Item 3. Quantitative and Qualitative Disclosures About
		   Market Risk.........................................30-44

Item 4. Controls and Procedures................................44

Item 4T.Controls and Procedures................................44


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................45

Item 2. Unregistered Sales of Equity Securities and
		   Use of Proceeds......................................45-46

Item 5. Other Information.......................................46

Item 6. Exhibits.............................................46-47



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF FINANCIAL CONDITION
				September 30,	December 31,
				         2008       	       2007
				  $	$
				(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	120,909,062	72,376,602
	Restricted cash	      5,474,395	       6,848,850

	     Total cash	  126,383,457	     79,225,452

	Net unrealized gain (loss) on open contracts (MSIP)	        253,556	        (242,371)
	Net unrealized gain (loss) on open contracts (MS&Co.)	        (206,348)      	       1,340,211

		Total net unrealized gain on open contracts              	           47,208	      1,097,840

		Total Trading Equity	126,430,665	80,323,292

Subscriptions receivable	2,872,826	4,554,302
Interest receivable (MS&Co.)	         100,736	         205,192

		Total Assets	  129,404,227	   85,082,786

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	1,284,954	745,064
Accrued brokerage fees (MS&Co.)	628,874	          401,840
Accrued management fees				    	     209,624		       133,946

		Total Liabilities	       2,123,452 	     1,280,850

Partners' Capital

Limited Partners (10,737,720.463 and
	7,355,246.125 Units, respectively)	125,916,532	82,918,267
General Partner (116,337.857 and
      78,385.637 Units, respectively)	      1,364,243 	         883,669

		Total Partners' Capital	   127,280,775	    83,801,936

		Total Liabilities and Partners' Capital	   129,404,227	    85,082,786

NET ASSET VALUE PER UNIT	              11.73	             11.27

	The accompanying notes are an integral part of these financial statements.

	       <table> MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                                           For the Three Months	                              For the Nine Months
                                         Ended September 30,      	            Ended September 30,


                               2008   	     	         2007    	      2008   	    2007
                                $	                 $		          $	 	$
INVESTMENT INCOME
	Interest income (MS&Co.)	     461,464	           762,282		    1,388,250	         2,032,803

EXPENSES
	Brokerage fees (MS&Co.)	1,905,764	1,032,795	4,967,683		2,703,564
	Management fees	635,254	       344,265	1,655,895	   	      901,188
	Incentive fees		        ?	                          ?          	      2,835,080  	        372,615

	  	Total Expenses 	     2,541,018	    1,377,060	    9,458,658		   3,977,367

NET INVESTMENT LOSS 	    (2,079,554)	      (614,778)	    (8,070,408)		  (1,944,564)

TRADING RESULTS
Trading profit (loss):
	Realized	(4,720,290)	(529,490)	10,856,546		2,822,069
	Net change in unrealized	   (4,798,030)	   3,752,396	     (1,050,632)	   4,152,994

		Total Trading Results	   (9,518,320)	    3,222,906	      9,805,914		    6,975,063

NET INCOME (LOSS)                                    (11,597,874)		    2,608,128	     1,735,506	  	    5,030,499

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(11,471,880)	2,581,197	1,714,932 	        	4,979,421
	General Partner 	(125,994)	26,931	20,574	51,078


NET INCOME (LOSS) PER UNIT

	Limited Partners      	                                      (1.14)	  0.37	0.46 	 	0.68
	General Partner      	                                      (1.14)	  0.37	0.46 	 	0.68


	                                                   Units                  Units                     Units		        Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                   10,499,963.185		6,689,328.454     		9,283,375.584	6,017,965.958


The accompanying notes are an integral part
of these financial statements.    </table>
       <table> MORGAN STANLEY CHARTER WCM L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)



				Units of
				Partnership	   Limited	     General
				       Interest       	       Partners    	          Partner     	      Total
					   $	     $	$
Partners? Capital,
	December 31, 2006	4,341,446.934	43,835,717	475,343	  44,311,060

Offering of Units	 3,272,832.391	32,804,987	       260,000 	33,064,987

Net Income	?	4,979,421	51,078	5,030,499

Redemptions                                                (856,164.160)	  (8,802,923)       	        ?		 (8,802,923)

Partners? Capital,
	September 30, 2007                             6,758,115.165		  72,817,202	     786,421	      73,603,623




Partners? Capital,
	December 31, 2007	7,433,631.762	82,918,267	883,669	83,801,936

Offering of Units	 4,015,973.907	48,487,733	       460,000 	48,947,733

Net Income	?	1,714,932	20,574	1,735,506

Redemptions                                                (595,547.349)	  (7,204,400)       	        ?		 (7,204,400)

Partners? Capital,
	September 30, 2008                            10,854,058.320	 125,916,532	   1,364,243	     127,280,775










The accompanying notes are an integral part of these financial statements.



       <table> MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)





				      For the Nine Months Ended September 30,

				               2008      	                              2007
				         $	                     $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income  	1,735,506	5,030,499
Noncash item included in net income:
	Net change in unrealized	1,050,632	(4,152,994)

(Increase) decrease in operating assets:
	Restricted cash	  1,374,455	 1,095,095
	Interest receivable (MS&Co.)	104,456	(59,213)

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	227,034	133,070
	Accrued management fees 	75,678	               44,357
	Accrued incentive fee payable          	                                              ? 	       		             (41,912)

Net cash provided by operating activities	   4,567,761	   2,048,902


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	50,629,209	35,801,810
Cash paid for redemptions of Units	   (6,664,510)	    (9,605,922)

Net cash provided by financing activities	   43,964,699	   26,195,888

Net increase in unrestricted cash	48,532,460	   28,244,790

Unrestricted cash at beginning of period	   72,376,602	    35,032,684

Unrestricted cash at end of period	    120,909,062	    63,277,474







The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY CHARTER WCM L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2008 (Unaudited) and December 31, 2007


Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Short
  Unrealized
 Gain/(Loss)

Percentage of
  Net Assets
      Net
Unrealized
Gain/(Loss)

$
         %
 $
%
$


September 30, 2008, Partnership Net Assets:   $127,280,775



Commodity
   (901,332)
       (0.71)
     520,321
       0.41
  (381,011)
Equity
        (831)
          ?
    782,493
       0.62
   781,662
Foreign currency
   (241,734)
       (0.19)
    (198,071)
      (0.16)
  (439,805)
Interest rate
    152,728
        0.12
    (130,315)
      (0.10)
     22,413






     Grand Total:
   (991,169)
        (0.78)
     974,428
       0.77
   (16,741)

     Unrealized Currency Gain





    63,949

     Total Net Unrealized Gain



   47,208


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


       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Charter WCM L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2007, Annual Report on Form 10-K.



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

The net unrealized gains (loss) on open contracts, reported as a component of "Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:

	   Net Unrealized Gains/(Loss)
 	    on Open Contracts	    Longest Maturities

	Exchange-	  Off-Exchange-		 Exchange- 	 Off-Exchange-
Date	  Traded  	    Traded   	  Total  	  Traded  	  Traded   <s>
	$	  $	  $
Sep. 30, 2008	66,027      (18,819)		47,208	Mar. 2010	Dec. 2008
Dec. 31, 2007	1,097,840	-    	1,097,840	Jun. 2009	     -

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis,


       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $126,449,484 and $80,323,292 at September 30, 2008, and December
31, 2007, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.



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

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.
The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
September 30, 2008:  <table> <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
     Observable
         Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




     Total

Unrealized gain (loss) on open contracts
  $66,027

      $(18,819)
 n/a

         $47,208

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2008
The Partnership recorded total trading results including interest income totaling $(9,056,856) and expenses totaling $2,541,018, resulting in a net loss of $11,597,874 for the three months ended September 30, 2008. The Partnership?s net asset value per Unit decreased from $12.87 at June 30, 2008, to $11.73 at September 30, 2008.

The most significant trading losses of approximately 4.6% were incurred within the energy markets throughout the majority of the quarter from long futures positions in crude oil and its related products as prices reversed lower amid signs that the U.S. economic slump might extend into 2009 and curb future energy demand. Meanwhile, long positions in natural gas futures resulted in losses as prices sharply decreased in July amid rising inventories and news that the Atlantic hurricane season's first storm had avoided the gas-producing fields in the Gulf of Mexico. Within the agricultural sector, losses of approximately 3.2% were recorded throughout most of the quarter from long futures positions in the soybean complex and corn as prices declined on news that favorable weather might improve crop conditions in the U.S. Midwest. Prices also moved lower amid speculation that a slowing U.S. economy would reduce demand for
       alternative biofuels.  Elsewhere, long positions in cocoa futures resulted in additional losses during July as prices decreased following news of a rise in exports from the Ivory Coast, the world?s largest cocoa producer. Within the currency sector, losses of approximately 3.0% were experienced, primarily during August and September, from long positions in the euro, Australian dollar, and Swiss franc versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its rivals. Such losses were recorded during August after the U.S. Commerce Department reported a larger-than-previously-estimated increase in Gross Domestic Product during the second quarter.
The U.S. dollar then moved sharply higher against these currencies during September in tandem with surging U.S. Treasury prices amid a worldwide ?flight-to-quality? due to fears of an intense credit crunch and subsequent global recession.
Meanwhile, losses were incurred from long positions in the euro versus the Japanese yen as the value of the euro decreased relative to the Japanese yen in August after the European Central Bank left its benchmark interest rate unchanged. Additional losses of approximately 1.0% were recorded within the metals markets, primarily during July and August, from long futures positions in gold and silver as prices dropped due to a rise in the value of the U.S. dollar. Smaller losses were experienced from long positions in copper and aluminum futures as prices declined during July and August on concerns that turmoil in the financial markets would further weaken the global economy and
       erode demand for base metals.  A portion of the
Partnership?s losses for the quarter was offset by gains of approximately 3.0% recorded within the global stock index sector, primarily during September, from short positions in U.S., European, and Pacific Rim equity index futures as equity prices moved sharply lower amid unprecedented U.S. financial market turmoil following news of the collapse of a major U.S. investment bank and the government rescue of a U.S. insurance giant. Furthermore, global equity markets plunged after the U.S. House of Representatives rejected the Economic Stabilization Act of 2008, which would have allowed the U.S. Treasury to purchase troubled mortgage-backed securities from U.S. financial institutions. Additional gains of approximately 1.5% were experienced within the global interest rate sector, primarily during August and September, from long positions in U.S., Australian, Japanese, and German fixed-income futures as prices increased amid a worldwide ?flight-to-quality? due to the aforementioned drop in the global equity markets and worries regarding the fundamental health of the U.S. financial system.

The Partnership recorded total trading results including interest income totaling $11,194,164 and expenses totaling $9,458,658, resulting in net income of $1,735,506 for the nine months ended September 30, 2008. The Partnership?s net asset value per Unit increased from $11.27 at December 31, 2007, to $11.73 at September 30, 2008.

The most significant trading gains of approximately 4.3% were recorded within the global interest rate sector, primarily during January, February, August, and September, from long positions in U.S., European, and Australian fixed-income futures as prices increased in a worldwide ?flight-to-quality? due to a decline in the global equity markets throughout most of the year. Additionally, U.S. fixed-income futures prices moved higher as the U.S. Federal Reserve cut interest rates by 200 basis points throughout the first quarter and the U.S. government reports showed a rise in unemployment and slower-than-expected Gross Domestic Product growth during the fourth quarter of 2007.
Within the global stock index sector, gains of approximately 2.9% were experienced from short positions in U.S., European, and Pacific Rim equity index futures as equity prices decreased during February, March, and June on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market would restrain consumer spending, erode corporate earnings, and curb global economic growth. Additional gains were experienced in September from short positions in global stock index futures as prices dropped sharply amid unprecedented U.S. financial market turmoil. Furthermore, global equity markets plunged after the U.S. House of Representatives rejected the Economic Stabilization Act of 2008, which would have allowed the U.S. Treasury to purchase troubled mortgage-backed securities
       from U.S. financial institutions.  Within the energy
markets, gains of approximately 1.8% were recorded, primarily during the first and second quarters from long futures positions in crude oil and its related products as prices moved higher due to speculation that OPEC would cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge. Prices were also pressured higher during the second quarter amid news of declining production in Western Canada, a continued decline in U.S. inventories, and forecasts for an active hurricane season in the Atlantic. Within the agricultural sector, gains of approximately 1.2% were experienced, primarily during January, February, and June, from long futures positions in corn, soybean oil, and soybeans as prices increased amid news that global production might drop, rising energy prices might boost demand for alternative biofuels, and as severe floods in the U.S. Midwest had damaged crops. Elsewhere, long positions in cocoa futures resulted in gains as prices rose in June on speculation that crops in the Ivory Coast, the world?s largest producer, were developing more slowly than anticipated. Additional gains of approximately 0.8% were recorded within the currency sector, primarily during January, February, March, and June, from long positions in the euro, Australian dollar, and Swiss franc as the value of the U.S. dollar moved lower against these currencies during the first half of the year amid concerns of a slowing U.S. economy. Further
       gains of approximately 0.7% were experienced within the metals markets from short positions in nickel and zinc futures as prices declined during the third quarter on concerns that slowing economic growth would erode demand for base metals. Smaller gains were recorded primarily during January, February, and June from long futures positions in gold as prices rose due to a sharp drop in the value of the U.S. dollar.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $3,985,188 and expenses totaling $1,377,060, resulting in net income of $2,608,128 for the three months ended September 30, 2007. The Partnership?s net asset value per Unit increased from $10.52 at June 30, 2007, to $10.89 at September 30, 2007.

The most significant trading gains of approximately 2.6% were recorded in the agricultural markets, primarily during August and September, from long positions in wheat futures as prices rose sharply to record highs amid persistently strong international demand and fears of a shortage in supply. Elsewhere in the agricultural complex, long futures positions in the soybean complex resulted in gains as prices increased during September 2007 on concern that hot, dry weather in U.S. growing regions might have damaged crops. Additional gains of approximately 1.4% were experienced within the global interest rate sector, primarily during August, from long positions in U.S. and Japanese fixed-income futures as prices moved sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets resulted in substantially higher demand for the ?safe haven? of government bonds. Within the currency sector, gains of approximately 0.7% were recorded primarily during September from long positions in the euro, Canadian dollar, and British pound versus the U.S. dollar as the value of the U.S. dollar declined relative to its major rivals following news that the U.S. Federal Reserve cut interest rates at its September 18, 2007, meeting, thereby making the U.S. currency less attractive to investors. Furthermore, the value of the U.S. dollar moved lower amid growing sentiment that the U.S. Federal Reserve would cut borrowing costs a second time this year. Finally, the value of the Canadian dollar moved higher against the U.S. dollar in tandem with rising energy prices after this ?petrol-currency? increased sharply on investor belief that surging oil prices and exports would expand the Canadian economy. Consequently, the Canadian dollar reached the highest level since 1976. Additional gains of approximately 0.7% were experienced within the energy markets from long futures positions in crude oil and its related products as prices increased in September amid speculation that supplies of European North Sea oil might be dwindling, news that hurricane activity in the Gulf of Mexico threatened production facilities, and fears that additional
       supplies from OPEC members would arrive too late for peak demand in the winter. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 1.2% in the global stock index sector, primarily during July and August, from long positions in U.S., European, and Japanese equity index futures as prices reversed lower on persistent concerns that a collapsing U.S. sub-prime mortgage market and decreasing U.S. real estate prices would pull the global economy into a recession. Furthermore, global equity index futures prices fell after news that China and India had increased their bank reserve requirements, which added to worries about global cash liquidity declining in the near future.

The Partnership recorded total trading results including interest income totaling $9,007,866 and expenses totaling $3,977,367, resulting in net income of $5,030,499 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit increased from $10.21 at December 31, 2006, to $10.89 at September 30, 2007.

The most significant trading gains of approximately 4.2% were recorded in the currency markets, primarily during April and June, from long positions in the euro, Australian dollar, and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar weakened against these currencies on news that foreign
       investment in U.S. securities had fallen more-than-
expected in February and U.S. industrial production had declined in March. Additional gains were recorded during September 2007, from short U.S. dollar positions against the aforementioned currencies as the value of the U.S. dollar declined relative to its major rivals following news that the U.S. Federal Reserve cut interest rates at its September 18, 2007, meeting, thereby making the U.S. currency less attractive to investors. Furthermore, the value of the U.S. dollar moved lower amid growing sentiment that the U.S. Federal Reserve would cut borrowing costs a second time this year. Additional gains of approximately 2.5% were experienced in the agricultural markets, primarily during May, August, and September, from long positions in wheat futures as prices rose sharply to record highs amid persistently strong international demand and fears of a shortage in supply. Elsewhere, long futures positions in the soybean complex resulted in gains, primarily during May and September, as prices increased due to lower production, increased demand, and concern that hot, dry weather in U.S. growing regions might have damaged crops. Within the global stock index sector, gains of approximately 1.9% were recorded from long positions in U.S. and European equity index futures as prices increased in January after U.S. consumer confidence rose to the highest since 2004 and news that German business confidence rose to a record in January. Additional gains were experienced in April and May as prices moved higher amid
       strong corporate earnings, increased merger and
acquisition activity, and strong economic data in the Euro-Zone and United States. Additional gains of approximately 1.1% were recorded within the global interest rate sector during January, April, May, and June from short positions in European and U.S. fixed- income futures as prices trended lower after strength in the equity markets and solid economic data out of the United States, the Euro-Zone, and the United Kingdom led investors to conclude that the U.S. Federal Reserve, the European Central Bank, and the Bank of England might continue raising interest rates in order to combat inflation. Further gains were experienced in August from newly established long positions in U.S. and European interest rate futures as prices increased in a continuation of a worldwide ?flight-to-quality? after volatility in global equity markets resulted in strong demand for the relative safety of government debt. Smaller gains of approximately 0.9% were recorded within the energy markets, primarily during September, from long futures positions in gas oil and crude oil as prices rose after hurricane activity in the Gulf of Mexico threatened production facilities and concerns developed that additional supplies from OPEC members would arrive too late for peak demand in the winter. A portion of the Partnership?s gains for the first nine months of 2007 was offset by losses of approximately 0.4% incurred within the metals sector, primarily during January, May, and June, from long positions in zinc, copper, and aluminum futures as prices declined following news that China might raise export taxes for base metals and amid speculation that rising production and inventories would create a global surplus. Further losses were recorded during August from long positions in copper and aluminum as prices moved lower on concern that losses in the global financial markets would reduce demand for raw materials.




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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized,
       and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2008 and 2007. At September 30, 2008 and 2007, the Partnership?s total capitalization was approximately $127 million and $74 million, respectively.

Primary Market        September 30, 2008       September 30, 2007
Risk Category	  	     Value at Risk   	     Value at Risk


Interest Rate               	(0.37)	%                 (1.04)%
Equity	(0.34)	(0.37)
Currency	(0.15)	                  (1.08)
Commodity	                     (0.15)            	      (0.86)
Aggregate Value at Risk	       (0.63)%                 (2.32)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a
       percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2007, through September 30,
2008.
Primary Market Risk Category        High        Low      Average
Interest Rate	(0.60)%	(0.20)%	(0.38)%

Equity 	(0.53)	(0.10)	(0.36)

Currency	(0.84)	(0.15)	(0.45)

Commodity	(0.82)	(0.15)	(0.64)

Aggregate Value at Risk	(1.82)%	(0.63)%	(1.15)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2008 and 2007, and for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.



       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2008, such amount was equal to approximately 95% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at September 30, 2008, was to the global interest rate sector. Exposure was primarily spread across the European, U.S., Australian, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value
       of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries? and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The second largest market exposure of the Partnership at September 30, 2008, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2008, the Partnership?s primary market exposures were to the Euro Stox 50 (Europe), S&P 500 (U.S.), NIKKEI 225 (Japan), DAX (Germany), FTSE 100 (United Kingdom), CAC 40 (France), SPI 200 (Australia), NASDAQ 100 (U.S.), Dow Jones (U.S.), Hang Seng (Hong Kong), H-Shares (Hong Kong), Taiwan (Taiwan), IBEX 35 (Spain), and S&P
       MIDCAP (U.S.) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. At September 30, 2008, the Partnership had market exposure to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2008, the Partnership?s major exposures were to the euro, Japanese yen, British pound, Australian dollar, and Canadian dollar currency crosses, as well as to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Soft Commodities and Agriculturals. The third largest market exposure of the Partnership at September 30, 2008, was to the markets that comprise these sectors. Most of the exposure was to the live cattle, cotton, corn, wheat, cocoa, soybeans, lean hogs, soybean meal, and sugar markets.
Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy. At September 30, 2008, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At September 30, 2008, the Partnership had market exposure to the metals sector. The Partnership's metals
       exposure was to fluctuations in the price of base
metals, such as aluminum, nickel, copper, and zinc, as well as precious metals, such as silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisor utilizes its trading systems to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2008, were in euros, Australian dollars, British pounds, Canadian dollars, Hong Kong dollars, Hungarian forint, Czech koruny, Japanese yen, Swiss francs, and New Zealand dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts
       to manage market exposure by diversifying the Partnership?s assets among different market sectors through the selection of a Commodity Trading Advisor and by daily monitoring its performance. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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
Not applicable.

       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s
Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
	   PROCEEDS
					 SEC
Registration Statement on Form S-1  Units Registered   Effective Date        File Number
Initial Registration	3,000,000.000		November 6, 1998	333-60103
Additional Registration	6,000,000.000		March 27, 2000	333-91569
Additional Registration	10,000,000.000		February 26, 2003	  333-103170
Additional Registration	  2,000,000.000		April 28, 2004	333-113893
Total Units Registered          21,000,000.000

Units sold through 9/30/08	   20,263,008.104
Units unsold through 9/30/08       736,991.896

The managing underwriter for the Partnership is MS&Co.

Units are continuously sold at monthly closings at a purchase price equal to 100% of the net asset value per Unit as of the close of business on the last day of each month.

The aggregate price of the Units sold through September 30, 2008, was $217,791,373.

       Since no expenses are chargeable against proceeds, 100% of the proceeds of the offering have been applied to the working capital of the Partnership for use in accordance with the ?Use of Proceeds? section of the prospectus and the supplement included as part of the above referenced Registration Statements.

Item 5.  OTHER INFORMATION
After the month end close for November 30, 2008, Demeter will no longer offer Units via subscriptions or exchanges into the Partnership. If there are not sufficient Units of the Partnership available for sale through November 30, 2008, to satisfy all subscription and exchange requests, subscription and exchange requests for the Partnership will be handled in the order in which they are received, with Demeter reserving the right to handle special situations in its sole discretion.


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




                     Morgan Stanley Charter WCM L.P.
                     (Registrant)

                     By: Demeter Management Corporation
                         (General Partner)

November 14, 2008    By:/s/Christian Angstadt
                           Christian Angstadt
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.