Form 10-Q
period 2009-03-31
MORGAN STANLEY CHARTER WCM L.P.
filed 2009-05-15
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (?232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes            	No

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

		Statements of Financial Condition as of March 31, 2009
		and December 31, 2008 (Unaudited)...........................2

		Statements of Operations for the Quarters
		Ended March 31, 2009 and 2008 (Unaudited)...................3

		Statements of Changes in Partners? Capital for the
	  	Quarters Ended March 31, 2009 and 2008 (Unaudited)..........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2009 and 2008 (Unaudited).........................5

		Condensed Schedules of Investments as of March 31, 2009
		and December 31, 2008 (Unaudited)	6

		Notes to Financial Statements (Unaudited)................7-22

Item 2. Management's Discussion and Analysis of
		   Financial Condition and Results of Operations........23-31

Item 3. Quantitative and Qualitative Disclosures About
		   Market Risk.........................................31-44

Item 4. Controls and Procedures.............................44-45

Item 4T.Controls and Procedures................................45


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................46

Item 6. Exhibits................................................46


       <table>  PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

				March 31,	December 31,
				         2009       	       2008
				  $	$
ASSETS

Trading Equity:
	Unrestricted cash	114,538,979	134,831,012
	Restricted cash	     5,064,937	       3,635,855

	     Total cash	   119,603,916	   138,466,867

	Net unrealized gain (loss) on open contracts (MS&Co.)	  (93,777)    	       1,871,358
	Net unrealized gain (loss) on open contracts (MSIP)	       (112,772)        	         532,724

		Total net unrealized gain (loss) on open contracts              	       (206,549) 	      2,404,082

		Total Trading Equity	   119,397,367	140,870,949

Interest receivable (MS&Co.)	           13,234	           17,334

		Total Assets	   119,410,601	  140,888,283

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	6,795,800	5,235,101
Accrued brokerage fees (MS&Co.)	606,626	          687,015
Accrued management fees				             202,208		       229,005
Accrued incentive fees payable				                          ?       		       242,980


		Total Liabilities	       7,604,634 	     6,394,101

Partners' Capital

Limited Partners (8,757,669.933 and
  10,227,801.856 Units, respectively)	110,679,693	133,141,833
General Partner (89,117.857 and
   103,885.857 Units, respectively)	      1,126,274 	      1,352,349

		Total Partners' Capital	  111,805,967	   134,494,182

		Total Liabilities and Partners' Capital	   119,410,601	   140,888,283
NET ASSET VALUE PER UNIT	              12.64	              13.02

	The accompanying notes are an integral part of these financial statements. </table>
       <table> 	MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)
  	   	      For the Quarters Ended March 31,

                                                                         		          2009    	      2008
                                                                               	                            $		          $
INVESTMENT INCOME
	Interest income (MS&Co.)	                      	     53,098			         485,311

EXPENSES
	Brokerage fees (MS&Co.)		1,927,068	1,386,310
	Management fees	            	642,356	       462,104
	Incentive fees		       117,189	     2,168,138

		Total Expenses			    2,686,613	    4,016,552

NET INVESTMENT LOSS	   (2,633,515)	   (3,531,241)

TRADING RESULTS
Trading profit (loss):
	Realized			1,653,328	12,996,197
	Net change in unrealized		    (2,610,631)	    (1,793,980)

    		Total Trading Results		       (957,303)	   11,202,217

NET INCOME (LOSS) 	   (3,590,818) 	     7,670,976


NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		(3,554,690)	7,586,362
	General Partner   	                                                	(36,128)	    84,614


NET INCOME (LOSS) PER UNIT

	Limited Partners     	                                             	     (0.37)  	 1.02
	General Partner         		(0.37)  	 1.02


	                                                                           Units     	                             Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                          	9,620,653.202               8,030,136.499





The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY CHARTER WCM L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Quarters Ended March 31, 2009 and 2008
(Unaudited)



				Units of
				Partnership	   Limited	     General
				       Interest       	       Partners    	          Partner     	      Total
					   $	     $	$
Partners? Capital,
	December 31, 2007	7,433,631.762	82,918,267	883,669	83,801,936

Offering of Units	1,458,533.839	17,570,450	210,000  	17,780,450

Net Income	?	7,586,362	84,614	7,670,976

Redemptions                                                 (188,877.450)	   (2,291,836)                 -  	     	   (2,291,836)

Partners? Capital,
	March 31, 2008                                      8,703,288.151	 105,783,243	  1,178,283	 106,961,526





Partners? Capital,
	December 31, 2008	10,331,687.713	133,141,833	1,352,349 	  134,494,182

Net Loss		?	(3,554,690)	(36,128)	(3,590,818)

Redemptions                                              (1,484,899.923)	   (18,907,450)          (189,947)	  (19,097,397)

Partners? Capital,
	March 31, 2009                                      8,846,787.790	 110,679,693	  1,126,274	 111,805,967













The accompanying notes are an integral part of these financial statements.


        <table> MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




				      For the Quarters Ended March 31,

				               2009      	                              2008
				         $	                     $
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) 	(3,590,818)	7,670,976
Noncash item included in net income (loss):
	Net change in unrealized	2,610,631	1,793,980

(Increase) decrease in operating assets:
	Restricted cash	  (1,429,082)	 827,701
	Interest receivable (MS&Co.)	4,100	80,012

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	(80,389)	112,361
	Accrued management fees 	(26,797)	               37,455
	Accrued incentive fee payable          	                                                   (242,980)		              ?

Net cash provided by (used for) operating activities	      (2,755,335)	  10,522,485


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	?    	15,640,287
Cash paid for redemptions of Units	    (17,536,698)	    (2,433,433)

Net cash provided by (used for) financing activities	    (17,536,698)	   13,206,854

Net increase (decrease) in unrestricted cash	(20,292,033)	   23,729,339

Unrestricted cash at beginning of period	    134,831,012	    72,376,602

Unrestricted cash at end of period	     114,538,979	    96,105,941







The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY CHARTER WCM L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2009 and December 31, 2008 (Unaudited)


Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Short
  Unrealized
       Loss

Percentage of
  Net Assets
      Net
Unrealized
Gain/(Loss)

$
         %
 $
%
$


March 31, 2009, Partnership Net Assets:   $111,805,967



Commodity
       (5,792)
       (0.01)
    (191,482)
      (0.17)
  (197,274)
Equity
          ?
          ?
     (65,663)
      (0.05)
    (65,663)
Foreign currency
     (52,529)
       (0.05)
    (840,428)
      (0.75)
  (892,957)
Interest rate
    921,064
        0.82
        (2,198)
         ?
   918,866






     Grand Total:
    862,743
        0.76
 (1,099,771)
      (0.97)
  (237,028)

     Unrealized Currency Gain




       0.03

     30,479

     Total Net Unrealized Loss on Open Contracts



   (206,549)


 December 31, 2008, Partnership Net Assets: $134,494,182



Commodity
    384,008
        0.28
    (477,406)
      (0.35)
    (93,398)
Equity
         960
          ?
     (52,288)
      (0.04)
    (51,328)
Foreign currency
    230,423
        0.17
    (713,189)
      (0.53)
  (482,766)
Interest rate
 2,943,278
        2.19
        (3,840)
         ?
2,939,438






     Grand Total:
 3,558,669
        2.64
 (1,246,723)
      (0.92)
2,311,946

     Unrealized Currency Gain




       0.07

     92,136

     Total Net Unrealized Gain on Open Contracts



  2,404,082










The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Charter WCM L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2008, Annual Report on Form 10-K.



1.  Organization
Morgan Stanley Charter WCM L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4.). The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Aspect L.P., and Morgan Stanley Charter Campbell L.P. (collectively, the "Charter Series").


       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (?LME?). Demeter, MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. Winton Capital Management Limited (the ?Trading Advisor?) is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership's cash is on deposit with MS&Co. and MSIP in futures, forward and options trading accounts to meet margin requirements as needed. Monthly, MS&Co. credits the Partnership with interest income on 100% of its average daily funds held at MS&Co. and MSIP to meet margin requirements at a rate approximately equivalent to what the commodity brokers pay other similar customers on margin deposits. In addition, MS&Co. credits the Partnership at each month end with interest income on 100% of the Partnership?s assets not deposited as margin at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during the month. The Partnership pays brokerage fees to MS&Co.

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

Financial Accounting Standards Board ("the FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The adoption of FIN 48 does not have a material impact on the Partnership's financial statements. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.


4.  Financial Instruments
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Standards (?SFAS?) No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:


       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:

	   Net Unrealized Gains/(Losses)
 	    on Open Contracts	    Longest Maturities

	Exchange-	  Off-Exchange-		 Exchange- 	 Off-Exchange-
Date	  Traded  	    Traded   	  Total  	  Traded  	  Traded
	$	  $	  $

Mar. 31, 2009	(206,549)	-    	(206,549)	Mar. 2011		-
Dec. 31, 2008	2,404,082	-    	2,404,082	Jun. 2010	     -





       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal $119,397,367 and $140,870,949 at March 31, 2009 and
December 31, 2008, respectively. With respect to the



       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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



The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized,
       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.



       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisor for the Partnership will take speculative positions in Futures Interests where they feel the best profit opportunities exist for their trading strategy. As such, the absolute quantity (the total of the open long and open short positions) which has been presented as position direction, is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS No. 161 disclosure as of March 31, 2009 and reflects the information outstanding at such time.

The Effect of Trading Activities on the Statements of Financial Condition for the Three Months Ended March 31, 2009:



Futures and Forward Contracts

      Long
          Unrealized
         Gain

       Long
L        Unrealized
       Loss

          Short
         Unrealized
          Gain

  Short
         Unrealized
        Loss

       Net
 Unrealized
 Gain/(Loss)

Total number
of outstanding
  contracts

$
   $
   $
    $
    $

March 31, 2009






Tr  Commodity
               35,038
       (40,830)
      154,283
       (345,765)
            (197,274)
               402
K   Equity
                 ?
            ?
          9,304
         (74,967)
              (65,663)
               102
K   Foreign currency
                 ?
       (52,529)
              ?
       (840,428)
            (892,957)
               365
K   Interest rate
          1,073,059
   (151,995)

                1,625
        (3,823)
             918,866
            1,910
K        Total
   1,108,097

   (245,354)

       165,212
 (1,264,983)
            (237,028)

K        Unrealized currency gain




               30,479

K        Total net unrealized loss
            on open contracts





       (206,549)






       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Based upon the Trading Advisor?s historical trading, it can generally be expected that the Partnership will trade approximately 2,000 round turn contracts per million under management over the course of a year or approximately 500 contracts in a quarter. Such quarterly amount is based upon such contracts being evenly traded throughout the year, but may be higher or lower for any individual quarter. The Trading Advisor?s volume will vary over time based upon a multitude of factors, including but not limited to, individual market price movement, individual market volatility and individual market liquidity.

The following table summarizes the net trading results of the Partnership during the quarter as required by SFAS No. 161.

The Effect of Trading Activities on the Statements of Operations for the
Three Months Ended March 31, 2009 included in Total Trading Results:  <table> <caption>



Type of Instrument
  $
Tr  Commodity
             528,810
K   Equity
             584,175
K   Foreign currency
         (1,434,069)
K   Interest rate
            (574,562)
K   Unrealized currency loss
              (61,657)
K        Total
     (957,303)

Line Item on the Statements of Operations for the Three Months Ended March 31, 2009:

Trading Results
  $
Tr  Realized
          1,653,328
K   Net change in unrealized
         (2,610,631)
K      Total Trading Results
    (957,303)

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

As discussed in Note 1, the Partnership?s objective for investing in these derivatives is for speculative trading.

5.  Fair Value Measurements

Management has continued to evaluate the application of SFAS No. 157 ("SFAS No. 157"), "Fair Value Measurements" to the Partnership, and has determined that SFAS No. 157 does not have a material impact on the financial statements. Fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.


SFAS No. 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? unadjusted quoted market

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).


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


The following tables summarize the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of March 31, 2009 and December 31, 2008:


       <table> MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2009



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
     Observable
         Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




     Total

Net unrealized loss on open contracts
  $(206,549)

      -

 n/a

         $(206,549)

<table> <caption> December 31, 2008



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
     Observable
         Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




     Total

Net unrealized gain on open contracts
  $2,404,082

    ?
 n/a

                 $2,404,082


     6.  New Accounting Developments
In April 2009, the FASB issued FASB Staff Position (?FSP?) FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (?FSP FAS No. 157-4?). FSP FAS No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP FAS No. 157-4 is effective for interim and annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 157-4.
       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP FAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP FAS No. 107-1 and APB No. 28-1 are effective for interim and annual periods ending after June 15, 2009. The Partnership is currently evaluating the impact of the adoption of FSP FAS No. 107-1 and APB No. 28-1.

7.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset LME positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.






       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


8.  Subsequent Event.

On January 13, 2009, Morgan Stanley and Citigroup announced that they had agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture (the ?Transaction?). The joint venture will own Morgan Stanley Smith Barney LLC, a newly formed investment advisor and broker dealer that will be registered with the U.S. Securities and Exchange Commission and as a non-clearing futures commission merchant with the Commodities Futures Trading Commission. Upon the closing of the Transaction, subsidiaries of Morgan Stanley collectively will have a 51 percent ownership interest in the joint venture and Citigroup Inc. (?Citi?) will have 49 percent ownership interest in the joint venture. The Transaction is expected to close by the end of the third quarter of 2009.

As part of the Transaction, the Board of Directors of Demeter resolved that Demeter should be converted from a Delaware corporation to a Delaware limited liability company (the
?Conversion?). The Conversion became effective on April 30, 2009 and Demeter?s name changed to Demeter Management LLC.


       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

In addition, in the near future Morgan Stanley, the sole member of Demeter, intends to contribute all of the membership interests in Demeter (along with other Morgan Stanley subsidiaries being contributed to the joint venture as part of the Transaction) to Morgan Stanley Commercial Financial Services, Inc. It is anticipated that on or about the time of the consummation of the Transaction, Morgan Stanley Commercial Financial Services, Inc. will contribute to Morgan Stanley JV Holdings LLC all of its in-scope assets and liabilities (including all of the membership interests of Demeter) (collectively, the ?Contribution?). Upon the completion of both the Conversion and the Contribution, Demeter will be a Delaware limited liability company that is a wholly owned subsidiary of Morgan Stanley Smith Barney Holdings LLC, which in turn will be owned 51 percent by Morgan Stanley and 49 percent by Citi.

At all times Demeter shall remain the General Partner of the Partnership and at no time will it cease to exist. In addition, neither the Conversion nor the Contribution will materially impact the daily trading activities of the Partnership?s respective commodity Trading Advisor. The Board of Directors of Demeter believes that the Conversion and the Contribution shall not have a material impact on the Partnership?s Limited Partners.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemption of units of limited partnership interest, (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations.
The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of

       the Partnership during the period in question. Past
performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements on pages 2 through 22 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2009
The Partnership recorded total trading results including interest income totaling $(904,205) and expenses totaling $2,686,613, resulting in a net loss of $3,590,818 for the quarter ended March 31, 2009. The Partnership?s net asset value per Unit decreased from $13.02 at December 31, 2008, to $12.64 at March 31, 2009.

The most significant trading losses of approximately 1.2% were recorded within the currency sector, primarily during February and March, from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan might intervene to weaken the currency, as well as on news that Japan?s trade deficit substantially increased. Meanwhile, smaller currency losses were incurred from short positions in the New Zealand dollar, Swiss franc, euro, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals during March following the U.S. Federal Reserve?s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending. Within the global interest rate sector, losses of approximately 0.4% were experienced primarily during January from long positions in U.S. and German fixed-income futures as prices dropped following
       news that debt sales might increase as governments around the world boost spending in an effort to ease the deepening economic slump. Newly established short positions in U.S. and European fixed-income futures resulted in losses as prices increased during the first half of February on speculation that the U.S. bank-rescue plan might not be sufficient to restore confidence in the financial system. Additional losses of approximately 0.3% were incurred within the metals markets, primarily during February and March, from short futures positions in copper as prices reversed higher on speculation that economic stimulus plans in the U.S. and China might help boost demand for base metals. Smaller losses were recorded during January from short positions in silver and gold futures as prices increased amid uncertainty regarding the future direction of the global economy, which spurred demand for precious metals as a ?safe haven?. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.4% experienced within the global stock index sector, primarily during January and February, from short positions in U.S. and European equity index futures as prices moved lower on concerns that financial firms would need to raise additional capital and a continued slowdown in global economic growth would further erode corporate earnings. Within the agricultural markets, gains of approximately 0.4% were recorded primarily during January and February from short futures positions in wheat and soybeans as prices declined after rains improved prospects for crops in the U.S. and China. Smaller
       gains of approximately 0.3% were experienced within the energy sector from short futures positions in crude oil and its related products, as well as in natural gas, as prices moved lower amid speculation that the ongoing global economic recession might continue to erode energy demand.

For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $11,687,528 and expenses totaling $4,016,552, resulting in net income of $7,670,976 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit increased from $11.27 at December 31, 2007, to $12.29 at March 31, 2008.

The most significant trading gains of approximately of 4.4% were experienced in the global interest rate sector, primarily during January and February, from long positions in U.S. and Japanese fixed-income futures as prices increased in a "flight-to-quality" following a sharp decline in the global equity markets and concerns that a possible economic recession in the United States would weaken the global economy. Furthermore, U.S. fixed-income futures prices moved higher as the U.S. Federal Reserve cut interest rates by 200 basis points throughout the quarter and U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter Gross Domestic Product growth. Within the currency sector, gains of approximately 3.6% were recorded throughout the quarter from long positions in the euro,
        Swiss franc, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar moved lower against these currencies due to the aforementioned disappointing economic data in the U.S. and fears of a possible U.S. recession, which fueled speculation of continued interest rate cuts by the U.S. Federal Reserve. Additional gains of approximately 2.5% were experienced within the agricultural markets, primarily during January and February, from long futures positions in the soybean complex and corn as prices rose following news that global production might drop, while rising energy prices might boost demand for alternative biofuels made from crops. Meanwhile, long positions in wheat futures resulted in gains as prices increased amid speculation that U.S. stockpiles might fall to a 30-year low. Further gains of approximately 1.8% were experienced within the energy sector, primarily during February and March, from long futures positions in crude oil and its related products as prices moved higher due to speculation that OPEC might cut production, ongoing geopolitical concerns in the Middle East, and strong demand for physical commodities as an inflation hedge. Smaller gains of approximately 1.7% were recorded in the metals markets, primarily during January and February, from long positions in gold and silver futures as prices rose due to a drop in the value of the U.S. dollar, which spurred demand for "safe haven" investments.
A portion of the Partnership?s gains for the quarter was offset by losses of approximately 1.4% within the global stock index sector, primarily during January, from long positions in European
       and U.S. equity index futures as prices reversed lower on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, and a weakening job market would restrain consumer spending and curb global economic growth.

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

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded

       futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative
       trading.  The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?)
tables disclosed.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2009 and 2008. At March 31, 2009 and 2008, the Partnership?s total capitalization was approximately $112 million and $107 million, respectively.











       <table>
Primary Market           March 31, 2009          March 31, 2008
Risk Category	  	     Value at Risk   	     Value at Risk

Interest Rate             	   (0.52)%	                 (0.34)%
Currency	(0.40)	                  (0.47)
Equity	(0.11)	(0.10)
Commodity	                     (0.23)            	      (0.81)
Aggregate Value at Risk	       (0.82)%                 (1.20)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a
       percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2008, through March 31, 2009.

Primary Market Risk Category        High        Low      Average
Interest Rate	(0.52)%	(0.20)%	(0.37)%

Currency	(0.40)	(0.15)	(0.27)

Equity 	(0.47)	(0.05)	(0.24)

Commodity	(0.79)	(0.15)	(0.36)

Aggregate Value at Risk	(0.93)%	(0.61)%	(0.75)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2009 and 2008, and for the four quarter-end reporting periods from April 1, 2008, through March 31, 2009. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.


       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2009, such amount was equal to approximately 102% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2009, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The largest market exposure of the Partnership at March 31, 2009, was to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value
       of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries? and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at March 31, 2009, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At March 31, 2009, the Partnership?s major exposures were to outright U.S.
       dollar positions.  Outright positions consist of the U.S.
dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At March 31, 2009, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2009, the Partnership?s primary market exposures were to the H-Shares (Hong Kong), FTSE 100 (United Kingdom), Euro Stox 50 (Europe), NASDAQ 100 (U.S.), S&P 500 (U.S.), DAX (Germany), Hang Seng (Hong Kong), Canadian S&P 60 (Canada), and All Share (South Africa) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Soft Commodities and Agriculturals. The third largest market exposure of the Partnership at March 31, 2009, was to the markets that comprise these sectors. Most of the exposure was to the wheat, corn, coffee, cotton, live
       cattle, cocoa, lean hogs, soybean meal, sugar,
soybeans, soybean oil, and feeder cattle markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. At March 31, 2009, the Partnership had market exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of base metals, such as copper, nickel, zinc, aluminum, and lead, as well as precious metals, such as gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.
The Trading Advisor utilizes the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Energy. At March 31, 2009, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices
       resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2009:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2009, were in British pounds, Hong Kong dollars, Japanese yen, euros, Australian dollars, Canadian dollars, Swiss francs, New Zealand dollars, and South African rand. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors through the selection of a Commodity Trading Advisor and by daily monitoring its performance. In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be

       committed to positions in any one market sector or market-
sensitive instrument.

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
Not applicable.


       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2008.

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




                     Morgan Stanley Charter WCM L.P.
                     (Registrant)

                     By: Demeter Management LLC
                         (General Partner)

May 15, 2009         By:/s/Christian Angstadt
                           Christian Angstadt
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.



















- 47 -

- 4 -
- 5 -

- 12 -

- 8 -

- 13 -

- 12 -
- 18 -