Form 10-Q
period 2009-06-30
MORGAN STANLEY CHARTER WCM L.P.
filed 2009-08-12
CIK 1066658

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from               to

Commission File Number: 0-25605

MORGAN STANLEY CHARTER WCM L.P.
	(Exact name of registrant as specified in its charter)

		Delaware						       13-4018065
(State or other jurisdiction of		   	 	   (I.R.S. Employer
incorporation or organization)			        Identification No.)

Demeter Management LLC
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

Large accelerated filer_______ 		Accelerated filer______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X

	       <table> MORGAN STANLEY CHARTER WCM L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
		Statements of Financial Condition as of June 30, 2009
		and December 31, 2008 ........................... ..........2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2009 and 2008 ...............................3

		Statements of Changes in Partners? Capital for the
	  Six Months Ended June 30, 2009 and 2008 ....................4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2009 and 2008 .....................................5

		Condensed Schedules of Investments as of June 30, 2009
		and December 31, 2008 	6

		Notes to Financial Statements ...........................7-23

Item 2. Management's Discussion and Analysis of
		   Financial Condition and Results of Operations........24-37

Item 3. Quantitative and Qualitative Disclosures About
		   Market Risk.........................................37-51

Item 4. Controls and Procedures.............................51-52

Item 4T.Controls and Procedures................................52


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................53

Item 6. Exhibits................................................53



       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

				  June 30,	December 31,
				         2009       	       2008
				  $	$
ASSETS

Trading Equity:
	Unrestricted cash	94,896,012	134,831,012
	Restricted cash	      5,405,978	       3,635,855

	     Total cash	  100,301,990	   138,466,867

	Net unrealized gain on open contracts (MS&Co.)	564,293      	       1,871,358
	Net unrealized gain (loss) on open contracts (MSIP)	               (418,030)	         532,724

		Total net unrealized gain on open contracts              	        146,263	      2,404,082

		Total Trading Equity	100,448,253   	140,870,949

Interest receivable (MS&Co.)	             5,418	           17,334

		Total Assets	   100,453,671	  140,888,283

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	942,112	5,235,101
Accrued brokerage fees (MS&Co.)	508,452	          687,015
Accrued management fees				              169,484		       229,005
Accrued incentive fee payable				                         ?         		       242,980

		Total Liabilities	      1,620,048 	     6,394,101

Partners' Capital

Limited Partners (8,419,014.965 and
  10,227,801.856 Units, respectively)	97,840,002	133,141,833
General Partner (85,499.857 and
   103,885.857 Units, respectively)	         993,621	      1,352,349

		Total Partners' Capital	    98,833,623	   134,494,182

		Total Liabilities and Partners' Capital	   100,453,671	   140,888,283

NET ASSET VALUE PER UNIT	              11.62	              13.02

	The accompanying notes are an integral part of these financial statements. </table>
	       <table> MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)
                                     For the Three Months	                              For the Six Months
                                         Ended June 30,      	                         Ended June 30,


                             2009  	     	       2008    	      2009   	    2008
                                                                                    $	                $		          $	 	   $
INVESTMENT INCOME
	Interest income (MS&Co.)	      26,211	           441,475		        79,309	            926,786

EXPENSES
	Brokerage fees (MS&Co.)	1,596,941	1,675,609	3,524,009		3,061,919
	Management fees	532,312	                     558,537              1,174,668	 	   1,020,641
	Incentive fees	               ?       	       666,942	      117,189	   	   2,835,080

	  	Total Expenses 	   2,129,253	    2,901,088	    4,815,866		    6,917,640

NET INVESTMENT LOSS 	   (2,103,042)	  (2,459,613)	   (4,736,557)		  (5,990,854)

TRADING RESULTS
Trading profit (loss):
	Realized	(7,134,317)	2,580,639	(5,480,989)		15,576,836
	Net change in unrealized	      352,812	   5,541,378	   (2,257,819)	    3,747,398

		Total Trading Results	    (6,781,505)	    8,122,017	    (7,738,808)		   19,324,234

NET INCOME (LOSS)                                      (8,884,547)		    5,662,404	  (12,475,365)	  	   13,333,380

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(8,794,920)	5,600,411	(12,349,610)        	13,186,812
	General Partner 	(89,627)	61,993	(125,755)	146,568

NET INCOME (LOSS) PER UNIT

	Limited Partners                                            	(1.03)	  0.58		 (1.36) 	 1.60
	General Partner                                            	(1.03)	  0.58		 (1.36) 	 1.60

	                                           Units     	                      Units                     Units	        Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                   8,656,860.380		9,332,227.717     9,180,466.648   	8,678,024.102







The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY CHARTER WCM L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Six Months Ended June 30, 2009 and 2008
(Unaudited)



				Units of
				Partnership	   Limited	     General
				       Interest       	       Partners    	          Partner     	      Total
					   $	     $	$
Partners? Capital,
	December 31, 2007	7,433,631.762	82,918,267	883,669	83,801,936

Offering of Units	2,826,507.052	34,367,523	340,000  	34,707,523

Net Income	?	13,186,812	146,568	13,333,380

Redemptions                                                (347,873.201)	   (4,264,499)                 -  	     	   (4,264,499)

Partners? Capital,
	June 30, 2008                                        9,912,265.613	 126,208,103	  1,370,237	 127,578,340





Partners? Capital,
	December 31, 2008	10,331,687.713	133,141,833	1,352,349 	  134,494,182

Net Loss		?	(12,349,610)	(125,755)	(12,475,365)

Redemptions                                             (1,827,172.891)	   (22,952,221)          (232,973)	  (23,185,194)

Partners? Capital,
	June 30, 2009                                        8,504,514.822	 97,840,002	  993,621	 98,833,623













The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY CHARTER WCM L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




				      For the Six Months Ended June 30,

				               2009      	                              2008
				         $	                     $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	(12,475,365)	13,333,380
Noncash item included in net income (loss):
	Net change in unrealized	2,257,819	(3,747,398)

(Increase) decrease in operating assets:
	Restricted cash	(1,770,123)	3,277,599
	Interest receivable (MS&Co.)	11,916	26,316

Increase (decrease) in operating liabilities:
	Accrued brokerage fees (MS&Co.)	(178,563)	187,766
	Accrued management fees 	         (59,521)	               62,589
	Accrued incentive fees payable          	                                          (242,980)	       666,942

Net cash provided by (used for) operating activities	   (12,456,817)	  13,807,194


CASH FLOWS FROM FINANCING ACTIVITIES

Cash received from offering of Units	                                                                ?           	34,635,626
Cash paid for redemptions of Units	    (27,478,183)	    (4,331,358)

Net cash provided by (used for) financing activities	   (27,478,183)	   30,304,268

Net increase (decrease) in unrestricted cash	(39,935,000)	   44,111,462

Unrestricted cash at beginning of period	    134,831,012	    72,376,602

Unrestricted cash at end of period	     94,896,012	   116,488,064








The accompanying notes are an integral part of these financial statements.


       <table> MORGAN STANLEY CHARTER WCM L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2009 and December 31, 2008 (Unaudited)


Futures and Forward Contracts
Long
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
      Short
  Unrealized
Gain/(Loss)

Percentage of
  Net Assets
      Net
Unrealized
Gain/(Loss)

$
         %
 $
%
$


June 30, 2009, Partnership Net Assets:   $98,833,623


Commodity
   (494,489)
       (0.50)
      271,361
       0.27
  (223,128)
Equity
      9,271
        0.01
     (1,704)
         ?
       7,567
Foreign currency
    472,165
        0.48
         4,909
         ?
   477,074
Interest rate
      83,951
        0.08
    (193,538)
      (0.19)
  (109,587)






     Grand Total:
      70,898
        0.07
       81,028
       0.08
   151,926

     Unrealized Currency Loss




      (0.01)

     (5,663)

     Total Net Unrealized Gain on Open Contracts



  146,263


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

June 30, 2009

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



1.  Organization
Morgan Stanley Charter WCM L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4. Financial Instruments). The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Charter Graham L.P., Morgan Stanley Charter Aspect L.P., and Morgan Stanley Charter Campbell L.P. (collectively, the "Charter Series").

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership?s general partner is Demeter Management LLC (?Demeter?). On April 30, 2009, Demeter Management Corporation was converted from a Delaware corporation to a Delaware limited liability company and changed its name to Demeter Management LLC. The commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (?LME?). Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holding LLC, which in turn is majority owned by Morgan Stanley and minority owned by Citigroup Inc. (?Citigroup?). MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. Winton Capital Management Limited (the ?Trading Advisor?) is the trading advisor to the Partnership.

Demeter does not believe that the change in ownership of Demeter had a material impact on the Partnership?s limited partners. At all times Demeter served as the general partner of the Partnership and it continues to do so. The change in ownership occurred pursuant to the transaction in which Morgan Stanley and Citigroup agreed to combine the Global Wealth Management Group of Morgan


       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Stanley and the Smith Barney division of Citigroup Global Markets
Inc. into a new joint venture. The transaction closed on June 1, 2009.

On May 28, 2009, the Board of Directors of Demeter, in accordance with the provisions of Section 5 of the limited partnership agreement for the Partnership, resolved to modify the net worth requirement of Demeter. Demeter?s net worth requirement going forward is 5% of the total partners? contributions, with a minimum net worth of $50,000 and a maximum of $1,000,000 (cumulative for all the limited partnerships for which Demeter acts as a general partner, collectively the ?Funds?). Prior to the amendment, Demeter?s net worth requirement was generally at least 10% of total partners? contributions (cumulative for all the limited partnerships for which Demeter acted as general partner), with a minimum net worth of $50,0000, but with no maximum. This change in Demeter?s net worth requirement for the Funds does not affect the limited partners? interests in the Funds, status as a limited partner in the Funds, or the status of the Funds as partnerships for tax purposes.

2.  Related Party Transactions
The Partnership's cash is on deposit with MS&Co. and MSIP in

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), clarifies the accounting for uncertainty in income taxes recognized in a Partnership's

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken. The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards (?SFAS?) No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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


       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a component of "Trading Equity? on the Statements of Financial
Condition, and their longest contract maturities were as follows:

	   Net Unrealized Gains
 	    on Open Contracts	    Longest Maturities

	Exchange-	  Off-Exchange-		 Exchange- 	 Off-Exchange-
Date	  Traded  	    Traded   	  Total  	  Traded  	  Traded
	$	  $	  $
Jun. 30, 2009	  146,263	-    	  146,263	Jun. 2011	     -
Dec. 31, 2008	2,404,082	-    	2,404,082	Jun. 2010	     -


The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $100,448,253 and $140,870,949 at June 30, 2009 and December 31, 2008, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform.


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

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

5.  Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS No. 161 was effective as of January 1, 2009, for the Partnership.

The Partnership?s objective is to profit from speculative trading in Futures Interests. Therefore, the Trading Advisor for the Partnership will take speculative positions in Futures Interests where it feels the best profit opportunities exist for its trading strategy. As such, the absolute quantity (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. In regards to

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS No. 161 disclosure as of June 30, 2009 and reflects the contracts outstanding at such time.

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2009:



Futures and Forward Contracts

     Long
        Unrealized
        Gain

     Long
      Unrealized
     Loss

          Short
         Unrealized
          Gain

  Short
         Unrealized
         Loss

       Net
 Unrealized
 Gain/(Loss)

Total number
of outstanding
  contracts

$
 $
   $
     $
    $

June 30, 2009






 Commodity
           95,740
         (590,229)
         440,499
         (169,138)
        (223,128)
           442
  Equity
              9,291
                  (20)
            50,311
            (52,015)
              7,567
           232
  Foreign currency
         476,821
             (4,656)
            72,140
            (67,231)
          477,074
           618
  Interest rate
         233,309
        (149,358)
              5,155
          (198,693)
  (109,587)
        1,662
       Total
         815,161
        (744,263)
          568,105
          (487,077)
          151,926

       Unrealized currency loss




      (5,663)

K        Total net unrealized gain
            on open contracts





     146,263

The following tables summarize the net trading results of the Partnership during the three and six month periods as required by SFAS No. 161.

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2009 included in
Total Trading Results:


     For the Three Months
       For the Six Months

     Ended June 30, 2009
     Ended June 30, 2009
Type of Instrument
  $
  $
     Commodity
            (1,537,239)
            (1,008,429)
   Equity
             (1,492,118)
                (907,943)
   Foreign currency
             (1,319,606)
             (2,753,675)
   Interest rate
             (2,396,400)
             (2,970,962)
   Unrealized currency loss
                (36,142)
                 (97,799)
        Total
            (6,781,505)
            (7,738,808)

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Lines Items on the Statements of Operations for the Three and Six Months Ended June 30, 2009:

     For the Three Months
      For the Six Months
Trading Results
     Ended June 30, 2009
    Ended June 30, 2009

  $
  $
    Realized
             (7,134,317)
           (5,480,989)
   Net change in unrealized
                 352,812
           (2,257,819)
      Total Trading Results
     (6,781,505)
    (7,738,808)

6.  Fair Value Measurements

As defined by SFAS No. 157, ?Fair Value Measurements?, fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price). Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants). Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.


SFAS No. 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 ? unadjusted quoted market prices in active markets for identical assets and liabilities;

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The following tables summarize the valuation of the Partnership?s investments by the above SFAS No. 157 fair value hierarchy as of June 30, 2009 and December 31, 2008:


















       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2009



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
     Observable
         Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




     Total

Net unrealized gain on open contracts
$146,263
      -

 n/a

$146,263
December 31, 2008



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
     Observable
         Inputs
     (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




     Total
Net unrealized gain on open contracts
  $2,404,082

    ?
 n/a

                 $2,404,082


7.  Recent Accounting Pronouncements
(a) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and
    Identifying Transactions That Are Not Orderly


In April 2009, the FASB issued FASB Staff Position (?FSP?) SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (?FSP SFAS No. 157-4?). FSP SFAS No. 157-4 provides additional guidance for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. FSP SFAS No. 157-4 is effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 157-4 did not have a material

       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

impact on the Partnership?s financial statements.

(b) Interim Disclosures about Fair Value of Financial Instruments In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principals Board (?APB?) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (?FSP SFAS No. 107-1? and ?APB No. 28-1?). The staff position requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period. FSP SFAS No. 107-1 and APB No. 28-1 are effective for the quarter ended June 30, 2009. The adoption of FSP SFAS No. 107-1 and APB No. 28-1 did not have a material impact on the Partnership?s financial statements.

(c)  Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (?SFAS No. 165?). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or



       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for the quarter ended June 30, 2009. Management has performed its evaluation of subsequent events through August 12, 2009, the date these financial statements were issued.


(d)  Accounting Standards Codification

On June 29, 2009, the FASB issued Statement No. 168, ?FASB Accounting Standards Codification? and the Hierarchy of Generally Accepted Accounting Principles ? a replacement of FASB Statement No. 162. The FASB has stated that ?the FASB Accounting Standards Codification? (?Codification?) will become the source of authoritative U.S. Generally Accepted Accounting Principles (?GAAP?) recognized by the FASB to be applied by nongovernmental entities. Once effective, the Codification?s content will carry the same level of authority, effectively superseding Statement No.
162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. Statement No. 168 is effective for financial


       MORGAN STANLEY CHARTER WCM L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

statements issued for interim and annual periods ending after September 15, 2009.

8.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset LME positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

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

Results of Operations
General. The Partnership?s results depend on the Trading Advisor and the ability of the Trading Advisor?s trading program to take advantage of price movements in the futures, forward and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2009 and 2008, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of
       the Partnership during the period in question. Past
performance is no guarantee of future results.
The Partnership?s results of operations set forth in the Financial Statements on pages 2 through 23 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage fees expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2009
The Partnership recorded total trading results including interest income totaling $(6,755,294) and expenses totaling $2,129,253, resulting in a net loss of $8,884,547 for the three months ended June 30, 2009. The Partnership?s net asset value per Unit decreased from $12.64 at March 31, 2009, to $11.62 at June 30, 2009.

The most significant trading losses of approximately 2.3% were recorded within the global interest rate sector, primarily during April and June. Losses in April were recorded from long positions in U.S., European, and Australian fixed income futures as prices reversed lower after a pledge from G-20 leaders to support the global economy sapped demand for the ?safe haven? of government bonds. Additional losses were experienced in June from long positions in short-term U.S. and European fixed-income futures as prices declined amid rising investor confidence. Meanwhile, short positions in Japanese fixed-income futures resulted in losses as prices increased during June after the Bank of Japan indicated that it remained cautious about the Japanese economy. Within the global stock index sector, losses of approximately 1.4% were incurred primarily during April and May
       from short positions in U.S., European, and Pacific Rim equity index futures as prices rose amid better-than-expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil. Within the currency sector, losses of approximately 1.2% were recorded primarily during April and May from short positions in the Canadian dollar and British pound versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecasted, which reduced demand for the U.S. dollar as a ?safe haven? currency. Within the metals markets, losses of approximately 0.9% were experienced throughout a majority of the quarter from short futures positions in copper, nickel, aluminum, and zinc as prices increased on sentiment that efforts by the Chinese government to revive that nation?s economy might boost demand for base metals. Additional losses were incurred from long positions in gold and silver futures as prices dropped in June due to a rise in the value of the U.S. dollar, which eroded demand for precious metals as an alternative investment. Smaller losses of approximately 0.8% were recorded within the energy sector, primarily during May and June, from short futures positions in crude oil and its related products as prices reversed higher on optimism that a possible rebound in global economic growth might boost energy demand following news of better-than-expected economic data in the U.S. and China, the world?s largest consumers of energy. A portion of the Partnership?s losses for the quarter was offset by gains of approximately 0.3% recorded within the agricultural markets from long positions in soybean meal futures as prices increased during May on news of record imports in China, the world?s largest purchaser. Smaller gains were experienced from short futures positions in corn as prices dropped during June after a government report showed U.S. farmers planted more crops than estimated in March.

The Partnership recorded total trading results including interest income totaling $(7,659,499) and expenses totaling $4,815,866, resulting in a net loss of $12,475,365 for the six months ended June 30, 2009. The Partnership?s net asset value per Unit decreased from $13.02 at December 31, 2008, to $11.62 at June 30, 2009.

The most significant trading losses of approximately 2.7% were incurred within the global interest rate sector, primarily during January, April, and June. During January, losses were recorded from long positions in U.S. and European fixed-income futures as prices declined following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump. Additionally, prices moved lower in April and June after a pledge from G-20 leaders to
       support the global economy and better-than-expected
economic data reduced demand for the relative ?safety? of government bonds. Further losses were experienced from short positions in Japanese fixed-income futures as prices increased during June after the Bank of Japan indicated that it remained cautious about the Japanese economy. Within the currency sector, losses of approximately 2.4% were recorded primarily during February from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan would intervene to weaken the currency, as well as news that Japan?s trade deficit substantially increased in January. Additional losses were experienced during March, April, and May from short positions in the Canadian dollar and British pound versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecasted, which reduced demand for the U.S. dollar as a ?safe haven? currency. Within the metals markets, losses of approximately 1.2% were incurred throughout a majority of the first six months of the year from short futures positions in copper, nickel, and zinc as prices rose amid speculation that economic stimulus plans in the U.S. and China might help boost demand for base metals. Elsewhere, short positions in silver futures resulted in losses as prices increased during February after uncertainty regarding the future
       direction of the global economy spurred demand for
precious metals as a ?safe haven?. Further losses were recorded during June from long futures positions in gold and silver as prices reversed lower due to a sharp rise in the value of the U.S. dollar. Within the global stock index sector, losses of approximately 1.0% were experienced primarily during March, April, and May from short positions in U.S., European, and Pacific Rim equity index futures as prices reversed higher after G-20 officials indicated that participating governments and central banks would ?take whatever further actions are necessary to stabilize the financial system?. Prices were also supported higher amid an expansion of the U.S. Federal Reserve?s financial-rescue strategy, which boosted speculation that government programs might revive economic growth in the near term. Smaller losses of approximately 0.6% were incurred within the energy markets, primarily during May and June, from short futures positions in crude oil and its related products as prices increased on optimism that a possible rebound in global economic growth might boost energy demand. A portion of the Partnership?s losses for the first six months of the year was offset by gains of approximately 0.7% recorded within the agricultural markets from short futures positions in the soybean complex, wheat, and corn as prices declined during the first quarter amid speculation that a global economic recession would further erode demand for food and biofuels. Additional gains were recorded during May
       from newly established long positions in soybean meal futures as prices increased on news of record imports in China, the world?s largest purchaser. Further gains were experienced during June from short positions in wheat futures as prices fell amid larger-than-expected supplies. Smaller gains were recorded from short futures positions in corn as prices dropped during June after a government report showed U.S. farmers planted more crops than estimated in March.

For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $8,563,492 and expenses totaling $2,901,088, resulting in net income of $5,662,404 for the three months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $12.29 at March 31, 2008, to $12.87 at June 30, 2008.

The most significant trading gains of approximately 4.8% were experienced in the energy markets throughout most of the quarter from long futures positions in crude oil and its related products as prices moved sharply higher due to a drop in OPEC output, supply threats in Nigeria an Iraq, growing Asian fuel consumption, and an unexpected decline in domestic inventories. Meanwhile, long positions in natural gas futures resulted in gains as prices increased throughout the quarter amid declining production in Western Canada, falling U.S. inventories, and
       forecasts for an active hurricane season in the Atlantic.
 Furthermore, futures prices of crude oil and its related products, as well as natural gas, were pressured higher due to continued weakness in the value of the U.S. dollar, which spurred demand for physical commodities as an alternative investment. Within the agricultural sector, gains of approximately 2.0% were recorded, primarily during April and June, from long futures positions in the soybean complex and corn as prices increased due to supply concerns after severe floods in the U.S. Midwest damaged crops. Elsewhere, long positions in cocoa futures resulted in gains as prices rose amid speculation that crops in the Ivory Coast, the world?s largest producer, were developing more slowly than anticipated. Additional gains of approximately 1.4% were experienced in the global stock index sector, primarily during June, from short positions in European and U.S. equity index futures as prices moved sharply lower throughout the month on concerns that surging commodity prices and additional subprime related writedowns might erode corporate earnings and continue to slow global economic growth. In addition, prices of European stock index futures were pressured lower after government reports revealed an unexpected drop in Germany?s consumer confidence and a continued housing slump in the United Kingdom. Further gains of approximately 0.4% were recorded within the currency sector, primarily during May and June, from long positions in the Australian dollar, Mexican peso, and Brazilian real versus the U.S. dollar as the value of the U.S. dollar moved lower against
       these currencies on concerns of a  slowing U.S. economy.
Smaller gains were experienced from short positions in the Japanese yen versus the euro as the value of the Japanese yen decreased relative to the euro after the Bank of Japan downgraded its assessment of the Japanese economy in June and decided to leave interest rates at 0.5%. A portion of the Partnership?s gains for the quarter was offset by losses of approximately 1.6% within the global interest rate sector, primarily during April, from long positions in U.S. and Japanese fixed-income futures as prices declined amid speculation that the U.S. Federal Reserve and Bank of Japan would not reduce borrowing costs as much as previously expected this year due to accelerating global inflation.

The Partnership recorded total trading results including interest income totaling $20,251,020 and expenses totaling $6,917,640, resulting in net income of $13,333,380 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $11.27 at December 31, 2007, to $12.87 at June 30, 2008.

The most significant trading gains of approximately 6.7% were experienced within the energy markets from long futures positions in crude oil and its related products as prices moved consistently higher due to speculation that OPEC might cut production, ongoing geopolitical concerns in the Middle East,
       growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge. Elsewhere, long positions in natural gas futures also experienced gains during the second quarter as prices rose amid declining production in Western Canada, a continued decline in U.S. inventories, and forecasts for an active hurricane season in the Atlantic. In addition, futures prices of crude oil, its related products, and natural gas increased due to persistent decline in the value of the U.S. dollar. Within the agricultural markets, gains of approximately 4.6% were recorded, primarily during January, February, April, and June from long futures positions in the soybean complex and corn as prices increased following news that global production might drop, rising energy prices might boost demand for alternative biofuels, and severe floods in the U.S. Midwest had damaged crops. Meanwhile, long futures positions in cocoa resulted in gains as prices rose in June amid speculation that crops in the Ivory Coast, the world?s largest producer, were developing more slowly than anticipated. Within the currency sector, gains of approximately 4.0% were experienced, primarily during January, February, March, and June, from long position in the euro, Swiss franc, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals amid the aforementioned weak economic data out of the U.S., which fueled persistent concerns of a possible economic recession in the U.S. Additional gains of approximately 2.8% were recorded in the global interest rate sector, primarily
       during January and February, from long positions in U.S.
fixed income futures as prices moved higher in a ?flight-to-quality? following a sharp decline in the global equity markets and the aforementioned concerns regarding the global economy. Furthermore, U.S. fixed-income futures prices moved higher as the U.S. Federal Reserve cut interest rates by 200 basis points throughout the first quarter and U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter Gross Domestic Product growth. Further gains were experienced during June from short positions in European fixed-income futures as prices declined after government reports revealed accelerating inflation in the Euro-Zone. Smaller gains of approximately 1.7% were recorded within the metals markets, primarily during January, February, and June, from long futures positions in gold and silver as prices rose due to a sharp drop in the value of the U.S. dollar.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-
       sensitive instruments is inherent to the primary business activity of the Partnership.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for
       such statements by the Private Securities Litigation Reform
Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio
       value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2009 and 2008. At
June 30, 2009 and 2008, the Partnership?s total capitalization was approximately $99 million and $128 million, respectively.

Primary Market           June 30, 2009            June 30, 2008
Risk Category	  	     Value at Risk   	     Value at Risk


Currency	(0.88)%	                 (0.34)%
Equity	(0.49)	(0.47)
Interest Rate     	(0.38)	                 (0.20)
Commodity	                 (0.20)           	      (0.79)
Aggregate Value at Risk	(0.65)%                 (0.93)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time
       period, or even within a single trading day.  Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2008, through June 30, 2009.

Primary Market Risk Category        High        Low      Average
Currency	(0.88)%	(0.19)%	(0.45)%

Equity 	(0.49)	(0.05)	(0.28)

Interest Rate	(0.52)	(0.20)	(0.37)

Commodity	(0.79)	(0.20)	(0.38)

Aggregate Value at Risk	(0.93)%	(0.61)%	(0.75)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2009 and 2008, and for the four quarter-end reporting periods from July 1, 2008, through June 30, 2009. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s
       future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2009, such amount was equal to approximately 96% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

       Qualitative Disclosures Regarding Primary Trading Risk
Exposures
The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership.

The Trading Advisor, in general, tends to utilize its trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2009, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at June 30, 2009, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At June 30, 2009, the Partnership?s major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. The third largest market exposure of the Partnership at June 30, 2009, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2009, the Partnership?s primary market exposures were to the Euro Stox 50 (Europe), S&P 500 (U.S.), DAX (Germany), FTSE 100 (United Kingdom), Nikkei 225 (Japan), CAC 40 (France), TOPIX (Japan), SPI 200 (Australia), Dow Jones (U.S.), H-Shares (Hong Kong), S&P 500 Midcap (U.S.), Russell 2000 (U.S.), IBEX 35 (Spain), Canadian S&P 60 (Canada), and All Share (South Africa) stock indices. The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. At June 30, 2009, the Partnership had market exposure to the global interest rate sector. Exposure was primarily spread across the U.S., European, Japanese, Australian, and Canadian interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its
       stock index and currency positions.  Interest rate
movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries? and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Soft Commodities and Agriculturals. The second largest market exposure of the Partnership at June 30, 2009, was to the markets that comprise these sectors. Most of the exposure was to the wheat, soybean meal, soybeans, sugar, corn, lean hogs, soybean oil, live cattle, coffee, and cotton markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Metals. At June 30, 2009, the Partnership had market exposure to the metals sector. The Partnership's metals exposure was to fluctuations in the price of precious metals, such as gold and silver, as well as base metals, such as aluminum, nickel, copper, and zinc. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Energy. At June 30, 2009, the Partnership had market exposure to the energy sector. The Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2009:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2009, were in euros, Japanese yen, British pounds, Hong Kong dollars, Australian dollars, Swiss francs, Canadian dollars, New Zealand dollars, Singapore dollars, Swedish kronor, and South African rand. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 4T.	CONTROLS AND PROCEDURES
Not applicable.

       PART II.  OTHER INFORMATION
Item 1A. RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2008, and the Partnership?s
Report on Form 10Q for the quarter ended March 31, 2009.

Item 6.  EXHIBITS

31.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to Section
302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership,
pursuant to Section 302 of the Sarbanes-Oxley Act of
2002.
32.01	Certification of President of Demeter Management LLC, the
general partner of the Partnership, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                     Morgan Stanley Charter WCM L.P.
                     (Registrant)

                     By: Demeter Management LLC
                         (General Partner)

August 12, 2009       By:/s/Christian Angstadt
                           Christian Angstadt
                           Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.





















2076:
2077:

2079: