Form 10-K
period 2009-12-31
MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
filed 2010-03-29
CIK 1066658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

Commission File Number: 0-25605

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-4018065
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Demeter Management LLC
522 Fifth Avenue, 13th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange
On which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Registration S-T (§232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.404 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes 0  No ☒

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $97,840,002 at June 30, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
(See Page 1)

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
(formerly, Morgan Stanley Charter WCM L.P.)
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2009

DOCUMENTS INCORPORATED BY REFERENCE	……………………………………………………………	1

Part I.

Item 1.	Business	2-5

Item 1A.	Risk Factors	5-6

Item 1B.	Unresolved Staff Comments	6

Item 2.	Properties	6

Item 3.	Legal Proceedings	6

Item 4.	(Removed and Reserved)	6

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7

Item 6.	Selected Financial Data	8

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-30

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	30-42

Item 8.	Financial Statements and Supplementary Data	42-43

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43

Item 9A.	Controls and Procedures	43-46

Item 9A(T).	Controls and Procedures	46-47

Item 9B.	Other Information	47

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance	48-54

Item 11.	Executive Compensation	55

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55

Item 13.	Certain Relationships and Related Transactions, and Director Independence	55

Item 14.	Principal Accountant Fees and Services	56-57

Part IV.

Item 15.	Exhibits, Financial Statement Schedules	58

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference as follows:

     Documents Incorporated                                                                                                                                       Part of Form 10-K

Partnership’s Prospectus dated May 1, 2008                                                                                                                      I

Partnership’s Supplement to the Prospectus dated September 17,
                 2008                                                                                                                                                                                             I

Annual Report to Morgan Stanley Smith Barney
Charter Series Limited Partners
for the year ended December 31, 2009                                                                                                               II, III, and IV

PART I

Item 1.  BUSINESS

(a)  General Development of Business.  Morgan Stanley Smith Barney Charter WNT L.P. (formerly, Morgan Stanley Charter WCM L.P.) (the “Partnership”) is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products.  The Partnership commenced trading operations on March 1, 1999.  The Partnership is one of the Morgan Stanley Smith Barney Charter series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Charter Graham L.P. (“Charter Graham”), Morgan Stanley Smith Barney Charter Aspect L.P. (“Charter Aspect”), and Morgan Stanley Smith Barney Charter Campbell L.P. (“Charter Campbell”).  Effective May 1, 2006, Charter Campbell no longer accepts subscriptions and exchanges of units of limited partnership interest (“Unit(s)”) from any other Charter series of funds for Units of Charter Campbell (collectively, the “Charter Series”).  Additionally, after the Charter Series’ November 30, 2008 monthly close, Demeter Management LLC (“Demeter”), the general partner of the Partnership, no longer offers for purchase or exchange Units in the Partnership, Charter Aspect, and Charter Graham.

The commodity brokers are Morgan Stanley & Co. Incorporated (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts.  MSIP serves as the commodity broker for trades on the London Metal Exchange.  MS&Co. and MSIP, are wholly-owned subsidiaries of Morgan Stanley.  Winton Capital Management Limited (the “Trading Advisor”) is the trading advisor to the Partnership.

On April 30, 2009, Demeter Management Corporation was converted from a Delaware corporation to a Delaware limited liability company and changed its name to Demeter Management LLC.  Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC, which is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc. (“Citigroup”).

Demeter does not believe that the change in its ownership had a material impact on the Partnership’s limited partners.  At all times Demeter served as the general partner of the Partnership and it continues to do so.  The change in ownership occurred pursuant to the transaction in which Morgan Stanley and Citigroup agreed to combine the Global Wealth Management Group of Morgan Stanley and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture.  The transaction closed on June 1, 2009.

Prior to June 1, 2009, Demeter was a wholly-owned subsidiary of Morgan Stanley.

Effective September 29, 2009, Demeter changed the name of Morgan Stanley Charter WCM L.P. to Morgan Stanley Smith Barney Charter WNT L.P.  The name change does not have any impact on the operation of the Partnership or its limited partners.

The Partnership began the year at a net asset value per Unit of $13.02 and returned (12.1)% to $11.44 per Unit on December 31, 2009.  For a more detailed description of the Partnership's business, see subparagraph (c).

(b)  Financial Information about Segments.  For financial information reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards and options on such contracts.  The relevant financial information is presented in Items 6 and 8.

(c)  Narrative Description of Business.  The Partnership is in the business of speculative trading of futures, forward, and options pursuant to trading instructions provided by the Trading Advisor.  For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's prospectus dated May 1, 2008 (the “Prospectus”), and the Partnership’s supplement to the Prospectus dated September 17, 2008 (the “Supplement”), incorporated by reference in this Form 10-K, set forth below.
Facets of Business

1. Summary	1. “Summary” (Pages 1-11 of the Prospectus).

2. Futures, Options and Forwards Markets	2. “The Futures, Options and Forwards Markets” (Pages 126-130 of the Prospectus).

3. Partnership’s Trading Arrangements and Policies	3. “Use of Proceeds” (Pages 27-29 of the Prospectus), “The Trading Advisors” (Pages 69-95 of the Prospectus and Pages S-1 – S-2 of
the Supplement).

4. Management of the Partnership
     4. “The Trading Advisors – Management Agreements” – (Page 69 of the Prospectus).  “The General Partner” (Pages 65-68 of the Prospectus and Page S-1 of the Supplement). “The Commodity Brokers” (Pages 99-100 of the Prospectus) and “The Limited Partnership Agreements” (Pages 106-109 of the Prospectus).

5. Taxation of the Partnership’s Limited Partners	5. “Material Federal Income Tax Considerations” and “State and Local Income Tax Aspects” (Pages 116-124 of the Prospectus).

(d)  Financial Information about Geographic Areas.  The Partnership has not engaged in any operations in non-U.S. countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where non-U.S. banks are the contracting party and trades futures, forwards and options on non-U.S. exchanges.

(e)  Available Information.  The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (“SEC”).  You may read and copy any document filed by the Partnership at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the Partnership’s SEC filings are available to the public from the EDGAR database on the SEC’s website at “http://www.sec.gov”. The Partnership’s CIK number is 0001066658.

Item 1A.  RISK FACTORS
The following risk factors contain forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  All quantitative disclosures in “Quantifying the Partnership’s Trading Value at Risk” in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.  The qualitative disclosures, except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposure, in the “Qualitative Disclosure Regarding Primary Trading Risk Exposures” in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” are deemed to be forward-looking statements for purposes of the safe harbor.

Current limited partners of the Partnership are advised that effective December 1, 2008, Demeter no longer accepts any subscriptions for investments in the Partnership or any exchanges from Charter Aspect and Charter Graham for Units of the Partnership.  Current limited partners of the Partnership will continue to be able to redeem Units of the Partnership.

The Partnership is in the business of speculative trading of futures, forwards and options.  For a detailed description of the risks that may affect the business of the Partnership or the limited partnership interests offered by the Partnership, see the discussion of the risk factors as set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”.

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership’s executive and administrative offices are located within the offices of MS&Co.  The MS&Co. offices utilized by the Partnership are located at 522 Fifth Avenue, 13th Floor, New York, NY 10036.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  (REMOVED AND RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information.  There is no established public trading market for Units of the Partnership.

(b)  Holders.  The number of holders of Units at December 31, 2009, was approximately 3,370.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on March 1, 1999. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership’s profits.

(d)  Underwriter.  The managing underwriter for the Partnership was MS&Co.

(e)  Use of Proceeds.  All Units remaining unsold after the November 30, 2008, closing were deregistered with the SEC effective January 22, 2009.

Item 6.  SELECTED FINANCIAL DATA (in dollars)

For the Years Ended December 31,

	2009	2008	2007	2006	2005

Total Trading Results
including interest income	(5,335,186)	27,971,801	13,780,088	2,126,455	3,201,162

Net Income (Loss)	(13,984,557)	15,632,755	7,639,604	(976,826)	(1,063,369)

Net Income (Loss) Per
Unit (Limited & General
Partners)	(1.58)	1.75	1.06	(0.25)	(0.06)

Total Assets	93,289,413	140,888,283	85,082,786	46,840,531	47,680,556

Total Limited Partners’
Capital	91,155,811	133,141,833	82,918,267	43,835,717	45,625,125

Net Asset Value Per Unit	11.44	13.02	11.27	10.21	10.46

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuations limits” or “daily limits”.  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources.  The Partnership does not have, nor does it expect to have, any capital assets.  Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods.  It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.  Effective December 1, 2008, Demeter no longer accepts any subscriptions for Units of the Partnership or any exchanges from Charter Aspect and Charter Graham partnerships for Units of the Partnership.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Results of Operations
General.  The Partnership’s results depend on the Trading Advisor and the ability of the Trading Advisor’s trading program to take advantage of price movements in the futures, forwards and options markets.  The following presents a summary of the Partnership’s operations for each of the three years in the period ended December 31, 2009 and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:  the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Operations as “Net change in unrealized trading profit (loss)” for open (unrealized) contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of the close of business.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $(5,335,186) and expenses totaling $8,649,371, resulting in a net loss of $13,984,557 for the year ended December 31, 2009.  The Partnership’s net asset value per Unit decreased from $13.02 at December 31, 2008, to $11.44 at December 31, 2009.  Total redemptions for the year were $28,422,449, and the Partnership’s ending capital was $92,087,176 at December 31, 2009, a decrease of $42,407,006 from ending capital at December 31, 2008, of $134,494,182.

The most significant trading losses of approximately 1.6% were experienced within the energy markets, primarily during May, June, and July from short futures positions in crude oil and its related products as prices increased amid better-than-expected quarterly earnings reports and positive economic data.  During August, newly established long futures positions in crude oil and its related products resulted in losses as prices reversed lower towards the end of the month due to above-average U.S. stockpiles.  Additional losses were recorded during September from both long and short futures positions in crude oil and its related products as prices moved without consistent direction amid conflicting data regarding supply and demand.  Further losses were incurred during October and December from long futures positions in crude oil and its related products as prices dropped on speculation of waning energy demand after the U.S. government reported a rise in inventories.  Within the global stock index sector, losses of approximately 1.4% were incurred primarily during March, April, May, July, and August, from short positions in U.S., European, and Pacific Rim equity index futures as prices rose during the first half of the year on speculation that government programs might revive economic growth.  Additional losses were experienced during July and August from short positions in U.S., European, and Pacific Rim equity index futures as prices were pressured higher by positive economic data and increased merger and acquisition activity in the technology sector.  Smaller losses were recorded during October from newly established long positions in U.S., European, and Pacific Rim equity index futures as prices reversed lower towards the end of the month amid concerns that European and U.S. financial institutions might need to raise more capital.  In the currency sector, losses of approximately 1.4% were incurred primarily during February, March, April, May, August, and December.  During February, losses were experienced from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan might intervene to weaken the currency, as well as news that Japan’s trade deficit substantially increased in January.  Additional losses were experienced during March, April, and May from short positions in the Canadian dollar and British pound versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after improving global economic data reduced demand for the U.S. dollar as a “safe haven” currency.  During August, newly established long positions in the British pound versus the U.S. dollar resulted in losses as the value of the British pound declined relative to the U.S. dollar after government reports showed the British economy contracted for a fifth consecutive quarter.  Lastly, currency losses were incurred during December from long positions in the Japanese yen versus the U.S. dollar as the value of the U.S. dollar reversed higher against the Japanese yen on speculation that the U.S. Federal Reserve might raise interest rates earlier than expected in the wake of positive economic data.  Within the global interest rate sector, losses of approximately 1.1% were recorded primarily during January, April, June, and December.  During January, losses were experienced from long positions in U.S. and German fixed-income futures as prices declined following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump.  Additional losses were experienced during April and June from long positions in U.S. and European fixed-income futures as prices moved lower after a pledge from Group of 20 leaders to support the global economy and better-than-expected economic data reduced demand for the relative “safety” of government bonds.  Further losses were incurred from short positions in Japanese fixed-income futures as prices increased during June after the Bank of Japan indicated that it remained cautious about the Japanese economy.  Lastly, losses were recorded during December from long positions in U.S. and European fixed-income futures as prices decreased on concerns that an unprecedented supply of government debt might outweigh demand, as well as on forecasts that the U.S. economy would expand in 2010.  A portion of the Partnership’s losses for the year was offset by gains of approximately 0.5% experienced in the metals markets, primarily during September, October, and November, from long futures positions in gold as prices rose amid a decline in the value of the U.S. dollar.  Within the agricultural sector, gains of approximately 0.2% were achieved primarily during January and February from short futures positions in wheat and corn as prices declined amid speculation that a global economic recession may further erode demand for food and biofuels.  Further gains were experienced during June, August, and

December from short positions in wheat futures as prices continued to trend lower amid ample supplies and favorable weather forecasts in the U.S. Midwest.

The Partnership recorded total trading results including interest income totaling $27,971,801 and expenses totaling $12,339,046, resulting in net income of $15,632,755 for the year ended December 31, 2008.  The Partnership’s net asset value per Unit increased from $11.27 at December 31, 2007, to $13.02 at December 31, 2008. Total redemptions and subscriptions for the year were $20,783,203 and $55,842,694, respectively, and the Partnership’s ending capital was $134,494,182 at December 31, 2008, an increase of $50,692,246 from ending capital at December 31, 2007, of $83,801,936.

The most significant trading gains of approximately 10.8% were recorded within the global interest rate sector throughout the majority of the year from long positions in U.S., European, and Australian fixed-income futures as prices moved higher in a worldwide “flight-to-quality” amid a consistent decline in the global equity markets, as well as worries regarding the fundamental health of the global economy and financial system.  Additionally, prices of U.S. fixed-income futures moved higher as the U.S. Federal Reserve cut interest rates to an unprecedented target range of 0% to 0.25%, while European and Australian interest rate futures prices increased after the European Central Bank and Reserve Bank of Australia lowered borrowing costs in an attempt to stimulate economic growth.  Within the global stock index sector, gains of approximately 7.1% were experienced primarily during February, March, and June from short positions in U.S., European, and Pacific Rim equity index futures as prices decreased during the first half of the year on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, rising commodity prices, and a weakening job market would restrain consumer spending, erode corporate earnings, and curb global economic growth.  Additional gains were recorded during September, October, and November as prices dropped sharply amid unprecedented U.S. financial market turmoil and growing concerns that efforts by central banks and governments around the world to support the financial system would not prevent a global recession.  Within the energy markets, gains of approximately 2.8% were recorded primarily during the first and second quarters from long futures positions in crude oil and its related products as prices moved consistently higher due to speculation that OPEC would cut production, ongoing geopolitical concerns in the Middle East, growing Asian fuel consumption, and strong demand for physical commodities as an inflation hedge.  Additional gains were recorded, primarily  during November and December, from newly established short futures positions in crude oil and its related products as prices sharply decreased on concerns that a substantial global economic slowdown would erode energy demand.  Within the currency sector, gains of approximately 2.2% were experienced primarily during January, February, March, and June, from long positions in the Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals during the first six months of the year amid speculation that signs of a slowing U.S. economy would spur the U.S. Federal Reserve to lower interest rates at a faster pace than other central banks around the world.  Additional gains were recorded during October and November from newly established short positions in the British pound and Canadian dollar versus the U.S. dollar as the value of the U.S. dollar moved higher against most of its rivals in tandem with rising U.S. dollar-denominated Treasury bonds amid the aforementioned “flight-to-quality”.  Elsewhere, long positions in the Japanese yen versus the U.S. dollar resulted in gains as the value of the Japanese yen increased relative to the U.S. dollar during the fourth quarter after a rise in risk aversion prompted investors to unwind existing carry trades.  Within the metals markets, gains of approximately 1.3% were experienced from short positions in nickel, copper, and zinc futures as prices declined during the second half of the year amid worries that a global economic recession would erode demand for base metals.  Additional gains of approximately 0.8% were recorded within the agricultural sector, primarily during January, February, and June, from long futures positions in corn and soybean oil as prices increased during the first half of the year following news that global production might drop, rising energy prices might boost demand for alternative biofuels made from ethanol, and severe floods in the U.S. Midwest had damaged crops.  Smaller gains were experienced from long positions in cocoa futures as prices increased during June amid speculation that crops in the Ivory Coast, the world’s largest cocoa producer, were developing more slowly than anticipated.

The Partnership recorded total trading results including interest income totaling $13,780,088 and expenses totaling $6,140,484, resulting in net income of $7,639,604 for the year ended December 31, 2007.  The Partnership’s net asset value per Unit increased from $10.21 at December 31, 2006, to $11.27 at December 31, 2007.  Total redemptions and subscriptions for the year were $11,463,529 and $43,314,801, respectively, and the Partnership’s ending capital was $83,801,936 at December 31, 2007, an increase of $39,490,876 from ending capital at December 31, 2006, of $44,311,060.

The most significant trading gains of approximately 4.6% were recorded in the currency sector, primarily during January, April, and June from short positions in the U.S. dollar versus most of its major rivals, notably the euro, Canadian dollar, Australian dollar, Brazilian real, and New Zealand dollar, as the value of the U.S. dollar declined relative to these currencies amid news that foreign central banks had diversified their currency holdings to non-U.S. dollar-denominated assets and fears that an economic slowdown in the United States would lead the U.S. Federal Reserve to lower interest rates.  Meanwhile, the value of the Canadian dollar, Australian dollar, and New Zealand dollar, also known as the “commodity currencies”, moved higher in the wake of consistently rising commodity prices.  During September and October, the value of the U.S. dollar continued to decline against the aforementioned currencies leading up to and after the U.S. Federal Reserve’s decision to reduce its benchmark interest rate to 4.5%, as well as on indications for further rate reductions in the near term, thereby resulting in further gains.  Within the global interest rate sector, gains of approximately 4.0% were experienced, primarily during January, April, May, and June from short positions in British and U.S. interest rate futures as prices trended lower amid solid economic data, rising equity prices, and surging home prices in the United Kingdom and the United States, which reduced demand for the “safe haven” of fixed-income investments.  Further gains were recorded during August and November from newly established long positions in U.S., British, and Japanese fixed-income futures as prices increased following a sharp decline in global equity markets and forecasts of deeper losses related to sub-prime investments, which fueled speculation that these respective Central Banks might need to reduce borrowing costs in response to widespread fears of a global economic decline.  Within the agricultural markets, gains of approximately 3.7% were recorded, primarily during May, June, August, September, and November from long futures positions in the soybean complex as prices increased amid persistent global demand and concerns that hot, dry weather in U.S. growing regions would reduce U.S. supplies.  During November, futures prices of the soybean complex moved higher due to increased purchases from China, higher energy prices, and dwindling U.S. supplies.  Further gains were experienced during December as prices continued to move higher amid speculation that the rising cost of oil might boost demand for alternative biofuels made from crops.  Elsewhere, long positions in wheat futures resulted in gains as prices increased during September amid persistently strong international demand and fears of a shortage in supply.  Within the energy markets, gains of approximately 2.4% were experienced during January from short futures positions in crude oil and its related products as prices declined on skepticism that OPEC would cut production as much as originally pledged.  Additional gains were recorded during September, October, November, and December from newly established long futures positions in crude oil and its related products as prices trended higher due to persistent concerns that instability in Iraq and tension regarding Iran’s nuclear program would negatively affect global supply.  In addition, energy prices increased due to continued weakness in the value of the U.S. dollar as U.S. dollar-denominated assets became more attractive to investors.   Additional gains of approximately 0.6% were experienced within the global stock index sector, primarily during January, April, and May from long positions in German and Hong Kong equity index futures as prices increased on continued optimism about the future of the global economy, as well as strong corporate earnings and increased merger and acquisition activity. In addition, Hong Kong equity index futures prices increased in September and October amid strength in the technology sector, thereby resulting in further gains from long futures positions.  Smaller gains of approximately 0.2% were recorded within the metals sector, primarily during February, April, September, October, and December, from long futures positions in gold as prices moved higher due to a decline in the value of the U.S. dollar and uncertainty regarding the future direction of the global economy.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2009 trading results, refer to the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2009, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

The Partnership’s gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Market Risk.
The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk.  The Partnership trades futures contracts, options on futures contracts and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products.  In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts’ being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and the Trading Advisor was unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a loss equal to 100% of their capital account.

In addition to the Trading Advisor’s internal controls, the Trading Advisor must comply with the Partnership’s trading policies that include standards for liquidity and leverage that must be maintained.  The Trading Advisor and Demeter monitor the Partnership's trading activities to ensure compliance with the trading policies and Demeter can require the Trading Advisor to modify positions of the Partnership if Demeter believes they violate the Partnership's trading policies.

Credit Risk.
In addition to market risk, in entering into futures, forward and options contracts, there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership.  The ultimate counterparty or guarantor of the Partnership for futures, forward and options contracts, traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange.  In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member’s customers, which should significantly reduce this credit risk.  There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker’s customers.  In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract’s counterparty.

Demeter deals with these credit risks of the Partnership in several ways.  First, Demeter monitors the Partnership’s credit exposure to each exchange on a daily basis.  The commodity brokers inform the Partnership, as with all of their customers, of the Partnership’s net margin requirements for all of its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership’s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership’s margin liability thereon.

Second, the Partnership’s trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership’s trading, usually over several different products and exchanges.  Historically, the Partnership’s exposure to any one exchange has typically amounted to only a small percentage of its total net assets and on those relatively few occasions where the Partnership’s credit exposure climbs above such level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate.  Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with MS&Co., has determined to be creditworthy.  The Partnership presently deals with MS&Co. as the sole counterparty on all trading of foreign currency forward contracts.

For additional information, see the “Financial Instruments” section under “Notes to Financial Statements” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2009, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Fair Value Measurements and Disclosures.
As defined by Accounting Standards Codification (“ASC”) 820-10-55, Fair Value Measurements and Disclosures (formerly, Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), fair value is the amount that would be recovered when an asset is sold or an amount paid to transfer a liability, in an ordinary transaction between market participants at the measurement date (exit price).  Market price observability is impacted by a number of factors, including the types of investments, the characteristics specific to the investment, and the state of the market (including the existence and the transparency of transactions between market participants).  Investments with readily available actively quoted prices in an ordinary market will generally have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.

ASC 820-10-55 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 – unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

The following tables summarize the valuation of the Partnership’s investments according to the level of the above ASC 820-10-55 fair value hierarchy as of December 31, 2009 and 2008, respectively:

	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
December 31, 2009	$	$	$	$
Assets
Net unrealized gain on open contracts	470,241	—	n/a	470,241
Options purchased	2,053	—	n/a	2,053

Liabilities
Options written	4,693	—	n/a	4,693

December 31, 2008
Assets
Net unrealized gain on open contracts	2,404,082	—	n/a	2,404,082

Derivatives and Hedging
ASC 815-10-65, Derivatives and Hedging (formerly, SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS No. 133), which was issued in March 2008, is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership’s financial position, financial performance, and cash flows.  ASC 815-10-65 is effective as of January 1, 2009 for the Partnership.  The adoption of ASC 815-10-65 did not have a material impact on the Partnership’s financial statements, other than enhanced financial statements disclosures.

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

The following table summarizes the valuation of the Partnership’s investments as required by the ASC 815-10-65 as of December 31, 2009 and reflects the contracts outstanding at such time.

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	574,468	(129,165)	44,484	(155,258)	334,529	436
Equity	479,575	(6,670)	—	(6,447)	466,458	336
Foreign currency	50,370	(357,577)	3,450	(25,406)	(329,163)	476
Interest rate	303,800	(291,188)	13,114	(12,796)	12,930	1,613
Total	1,408,213	(784,600)	61,048	(199,907)	484,754

Unrealized currency loss					(14,513)
Total net unrealized gain on open contracts					470,241

Option Contracts at Fair Value	$
Options purchased	2,053
Options written	(4,693)

The following table summarizes the net trading results of the Partnership for the year ended December 31, 2009 as required by the disclosures about Derivatives and Hedging Topic of ASC 815-10-65.

The Effect of Trading Activities on the Statements of Operations for the year ended December 31, 2009 included in Total Trading Results:

Type of Instrument	$

Commodity	(836,702)
Equity	(1,421,780)
Foreign currency	(1,704,499)
Interest rate	(1,376,349)
Unrealized currency loss	(106,648)
Total	(5,445,978)

Line Items on the Statements of Operations for the year ended December 31, 2009:

Trading Results	$

Realized	(3,514,634)
Net change in unrealized	(1,931,344)

Total Trading Results	(5,445,978)

Other Pronouncements
(a)  Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, also known as FASB ASC 105-10, Generally Accepted Accounting Principles (“ASC 105-10” or the “Codification”).  ASC 105-10 established the exclusive authoritative reference for U.S. GAAP for use in financial statements except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative accounting principles generally accepted in the United States and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

(b)  Subsequent Events
The Partnership adopted ASC 855-10, Subsequent Events (formerly, SFAS No. 165, Subsequent Events), which was issued in May 2009, and Accounting Standards Update (“ASU”) No. 2010-09,

Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosures Requirements, which was issued in February 2010.  ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  ASC 855-10 is effective for the interim and annual periods ending after June 15, 2009 and ASU No. 2010-09 is effective immediately.  Management has performed its evaluation of subsequent events, and has determined that there were no subsequent events requiring adjustment or disclosures in the financial statements.

(c)  Fair Value Measurements
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

Recent Accounting Pronouncements

(a)  Improving Disclosures about Fair Value Measurements
In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, which, among other things, amends ASC 820 to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements provided by ASC 820 regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Partnership is currently assessing the impact of adopting ASU No. 2010-06.

(b)  Consolidation of Variable Interest Entities

In June 2009, the FASB issued ASC 810-10, Consolidation of Variable Interest Entities (formerly, SFAS 167, Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities). ASC 810-10 contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810-10 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. ASC 810-10 is applicable for annual periods beginning after November 15, 2009, and interim periods thereafter. Effective February 25, 2010, the FASB has decided to indefinitely defer the application of ASC 810-10 for certain entities. Management believes that the Partnership meets the criteria for the indefinite deferral of the application of ASC 810-10.

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

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership’s past performance is no guarantee of its future results.  Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading.  The Partnership’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s experience to date under the “Partnership’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk (“VaR”) tables disclosed.

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

VaR models, including the Partnership’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at December 31, 2009 and 2008.  At December 31, 2009 and 2008, the Partnership’s total capitalization was approximately $92 million and $134 million, respectively.

Primary Market	December 31, 2009	December 31, 2008
Risk Category	Value at Risk	Value at Risk

Equity	(1.87)%	(0.05)%

Currency	(0.54)	(0.19)

Interest Rate	(0.36)	(0.40)

Commodity	(0.76)	(0.28)

Aggregate Value at Risk	(2.43)%	(0.61)%

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

The tables below supplement the December 31, 2009 and 2008 VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2009 through December 31, 2009 and January 1, 2008 through December 31, 2008, respectively.
December 31, 2009
Primary Market Risk Category	High	Low	Average
Equity	(1.87)%	(0.11)%	(0.85)%
Currency	(0.88)	(0.40)	(0.67)
Interest Rate	(0.83)	(0.36)	(0.52)
Commodity	(0.76)	(0.20)	(0.40)
Aggregate Value at Risk	(2.43)%	(0.65)%	(1.36)%

December 31, 2008
Primary Market Risk Category	High	Low	Average
Equity	(0.47)%	(0.05)%	(0.24)%
Currency	(0.47)	(0.15)	(0.29)
Interest Rate	(0.40)	(0.20)	(0.33)
Commodity	(0.81)	(0.15)	(0.51)
Aggregate Value at Risk	(1.20)%	(0.61)%	(0.84)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at December 31, 2009 and 2008, and for the four quarter-end reporting periods during calendar years 2009 and 2008.  VaR is not necessarily representative of the historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of December 31, 2009, such amount is equal to approximately 94% of the Partnership‘s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership’s market-sensitive instruments, in relation to the Partnership’s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
The following qualitative disclosures regarding the Partnership’s market risk exposures – except for (A)

those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.  The Partnership’s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading  Advisor for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The Trading Advisor, in general, tends to utilize trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Trading Advisor will continue to do so.

The following were the primary trading risk exposures of the Partnership at December 31, 2009, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Equity.  The largest market exposure of the Partnership at December 31, 2009, was to the global stock index sector, primarily to equity price risk in the G-7 countries.  The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices.  At December 31, 2009, the Partnership’s primary market exposures were to the S&P 500 (U.S.), Euro Stox 50 (Europe), DAX (Germany), NASDAQ 100 (U.S.), FTSE 100 (United Kingdom), CAC 40 (France), Hang Seng (Hong Kong), H-Shares (Hong Kong), SPI 200 (Australia), Dow Jones (U.S.), NIKKEI 225 (Japan), Canadian S&P 60 (Canada), Russell 2000 (U.S.), Taiwan (Taiwan), S&P Midcap (U.S.), IBEX 35 (Spain), OMX 30 (Sweden), Singapore Free (Singapore), AEX (The Netherlands), S&P Nifty (India), SPI 200 (Australia), S&P MIB (Italy), and TOPIX (Japan) stock indices.  The Partnership is typically exposed to the risk of adverse price trends or static markets in the U.S., European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency.  The third largest market exposure of the Partnership at December 31, 2009, was to the currency sector.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar.  At December 31, 2009, the Partnership’s major exposures were to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Interest Rate.  At December 31, 2009, the Partnership had market exposure to the global interest rate sector.  Exposure was primarily spread across the European, Japanese, U.S., Australian, and Canadian interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries.  However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia.  Demeter anticipates that the G-7 countries’ and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future.  The speculative futures positions held by the Partnership may range from short to long-term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Metals:  The second largest market exposure of the Partnership at December 31, 2009, was to the metals sector.  The Partnership's metals exposure was to fluctuations in the price of precious metals, such as gold, silver, palladium, and platinum, as well as base metals, such as copper, aluminum, zinc, nickel, and lead.  Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Soft Commodities and Agriculturals.  At December 31, 2009, the Partnership had market exposure to the markets that comprise these sectors.  Most of the exposure was to the wheat, soybean, sugar, soybean meal, cotton, cocoa, live cattle, lean hog, soybean oil, corn, and coffee markets.  Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy.  At December 31, 2009, the Partnership had market exposure to the energy sector.  The Partnership’s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as in natural gas.  Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.  Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future.  Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2009:

Foreign Currency Balances. The Partnership’s major foreign currency balances at December 31, 2009, were in Hong Kong dollars, euros, Singapore dollars, Australian dollars, Japanese yen, South African rand, New Zealand dollars, Canadian dollars, Swedish kronor, Swiss francs, and British pounds.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are incorporated by reference to the Partnership's Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:
Summary of Quarterly Results (Unaudited)

	Total Trading Results	Net	Net Income/
Quarter Ended	including interest income	Income/(Loss)	(Loss) Per Unit

2009
March 31	$(904,205)	$(3,590,818)	$(0.37)
June 30	(6,755,294)	(8,884,547)	(1.03)
September 30	1,226,396	(704,594)	(0.08)
December 31	1,097,917	(804,598)	(0.10)

Total	$(5,335,186)	$(13,984,557)	$(1.58)

2008
March 31	$11,687,528	$7,670,976	$1.02
June 30	8,563,492	5,662,404	0.58
September 30	(9,056,856)	(11,597,874)	(1.14)
December 31	16,777,637	13,897,249	1.29

Total	$27,971,801	$15,632,755	$1.75

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES
As of the end of the period covered by this annual report, the President and Chief Financial Officer of Demeter have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

Management’s Report on Internal Control Over Financial Reporting
Demeter is responsible for the management of the Partnership.

Management of Demeter (“Management”) is responsible for establishing and maintaining adequate internal control over financial reporting.  The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Partnership’s internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Partnership’s transactions are being made only in accordance with authorizations of Management and directors of Demeter; and

•
Provide reasonable assurance regarding prevention or timely detection and correction of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2009.

Attestation Report of the Registered Public Accounting Firm
Deloitte & Touche LLP, the Partnership’s independent registered public accounting firm, has issued an attestation report on the Partnership’s internal control over financial reporting.  This report, which expresses an unqualified opinion on the Partnership’s internal control over financial reporting, appears under “Report of Independent Registered Public Accounting Firm” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2009.

Changes in Internal Control over Financial Reporting
There have been no changes during the period covered by this annual report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to affect the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls
Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9A(T).  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this annual report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of December 31, 2009.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting
Demeter is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Demeter has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, Demeter used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework.  Demeter has concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective based on these criteria.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management's report in this annual report.

Item 9B.  OTHER INFORMATION
None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no directors or executive officers of the Partnership.  The Partnership is managed by Demeter, its general partner.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2006, Mr. Walter Davis, age 45, is a Director, Chairman of the Board of Directors, and President of Demeter.  Mr. Davis is a Managing Director at Morgan Stanley Smith Barney and the Director of Morgan Stanley Smith Barney’s Managed Futures Department.  Prior to joining Morgan Stanley in 1999, Mr. Davis worked for Chase Manhattan Bank’s Alternative Investment Group.  Throughout his career, Mr. Davis has been involved with the development, management, and marketing of a diverse array of commodity pools, hedge funds, and other alternative investment funds.  Mr. Davis received an M.B.A. in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a B.A. degree in Economics from the University of the South in 1987.

Effective December 5, 2002, Mr. Frank Zafran, age 54, is a Director of Demeter.  Mr. Zafran is a Managing Director at Morgan Stanley Smith Barney and in June 2009, was named Director of Annuities.  Previously, Mr. Zafran was Director of the Wealth Solutions Division.  Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance

Department, including Senior Operations Officer — Insurance Division, until his appointment in 2000 as Director of Retirement Plan Services, responsible for all aspects of 401(k) Plan Services, including marketing, sales, and operations.  Subsequently, he was named Chief Administrative Officer of Morgan Stanley’s Client Solution Division in 2002.  Mr. Zafran, in addition of being a Director of Demeter, is a Director of Morgan Stanley Insurance Services, Inc., Morgan Stanley Smith Barney Insurance Services LLC, The Insured Retirement Institute and Community Hospice of Bergen County Inc., and Morgan Stanley Dean Witter Insurance Services (Arizona) Inc.  Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Effective March 31, 2003, Mr. Douglas J. Ketterer, age 44, is a Director of Demeter.  Mr. Ketterer is a Managing Director and Chief Operating Officer, Wealth Management Group, within Morgan Stanley Smith Barney.  Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm; most recently as a head of the Product Group with responsibility for a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department, and Retirement & Equity Solutions Group), which offer products and services through Morgan Stanley’s Global Wealth Management Group.  Mr. Ketterer, in addition of being a Director of Demeter, is a Director of Morgan Stanley GWM Feeder Strategies LLC, Morgan Stanley HedgePremier GP LLC, and Morgan Stanley Offshore Investment Company Ltd.  Mr. Ketterer received his M.B.A. from New York University’s Leonard N. Stern School of Business and his B.S. degree in Finance from the University at Albany’s School of Business.

Effective May 1, 2005, Mr. Harry Handler, age 51, is a Director of Demeter. Mr. Handler serves as an Executive Director at Morgan Stanley in the Global Wealth Management Group.  Mr. Handler works in the Capital Markets Division as Equity Business Officer.  Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee and manages the Stock Lending business.  In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, Futures and Annuities.  Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a predecessor company to Morgan Stanley.  He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter.  Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor.  Additional work included building a computerized Futures Trading System and writing a history of the company.  Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Effective March 20, 2008, Mr. Jose Morales, age 33, is a Director of Demeter.  Mr. Morales has been a principal of Demeter since June 23, 2008.  Mr. Morales is an Executive Director at Morgan Stanley Smith Barney and is the Associate Director of its New Products Committee.  Prior to his current role, Mr. Morales headed the Product Development Group for Morgan Stanley & Co.

Incorporated’s Global Wealth Management business since August 2007.  Mr. Morales joined Morgan Stanley in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007. Prior to his appointment as a director of Demeter, Mr. Morales served as a member of the managed Futures Investment Management Committee from March of 2005 until March of 2008.  Mr. Morales received an M.B.A. with a concentration in Finance from the NYU Stern School of Business in June 2007 and a B.S. in International Business Administration with a concentration in Economics from Fordham University in 1998.

Effective May 11, 2006, Mr. Michael McGrath, age 41, is a Director of Demeter.  Mr. McGrath is a Managing Director at Morgan Stanley Smith Barney and currently serves as the Head of Alternative Investments for the Global Wealth Management Group of Morgan Stanley Smith Barney. He also serves on the Management Committee of the Global Wealth Management Group.   Prior to his current role, Mr. McGrath served as the Director of Product Management for the Consulting Services Group in Morgan Stanley & Co. Incorporated as well as the Chief Operating Officer for Private Wealth Management North America and Private Wealth Management Latin America (the Americas) and the Director of Product Development for Morgan Stanley & Co. Incorporated’s Global Wealth Management Group.  Mr. McGrath joined Morgan Stanley & Co. Incorporated in May 2004, after three years with Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois.  At Nuveen, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to the ultra-high net worth investor.  Mr. McGrath, in addition to being a Director of Demeter is a Director of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC.  Mr. McGrath received his B.A. degree from Saint Peters College in 1990, and currently serves on the school’s Board of Regents. He received his M.B.A. in Finance from New York University in 1996.

Effective September 22, 2006, Mr. Jacques Chappuis, age 40, is a Director of Demeter.  Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investment Partners.  He joined Morgan Stanley in 2006 and has 16 years of relevant industry experience.  Prior to his current role, he was Head of Alternative Investments for Morgan Stanley’s Global Wealth Management Group responsible for all aspects of the alternative investments platform including Morgan Stanley’s industry-leading managed futures fund of fund business and customized hedge fund portfolio business.  Mr. Chappuis has experience managing Fund of Fund organizations.  Demeter previously reported to him, as did Graystone Consulting, as does Morgan Stanley Alternative Investment Partners currently.  Before joining Morgan Stanley, Jacques was Head of Alternative Investments for Citigroup’s Global Wealth Management Group and prior to that a Managing Director at Citigroup Alternative Investments.  In both roles, Jacques’ responsibilities spanned the spectrum of alternative investments including hedge funds, private equity, and real estate, among others.  Previously, Jacques was a consultant at the Boston Consulting Group where he focused on the financial services sector, and an investment banker at Bankers Trust Company.  Mr. Jacques Chappuis, in addition of being a Director of Demeter, is a Director of Morgan Stanley

AIP Funding Inc. and Morgan Stanley HedgePremier GP LLC, Chairman of Morgan Stanley AIP (Cayman) GP Ltd., Morgan Stanley Alpha Institutional Cayman Fund SPC, Morgan Stanley Alternative Investments Inc., Morgan Stanley HedgePremier GP LLC, Morgan Stanley Institutional Cayman Fund SPC, and Morgan Stanley Opportunistic Cayman Fund SPC, Managing Director of Morgan Stanley AIP (Cayman) GP Ltd., Morgan Stanley AIP Funding Inc., Morgan Stanley Alternative Investments Inc., Morgan Stanley Institutional Cayman Fund SPC, Morgan Stanley Investment Management Inc., Morgan Stanley Opportunistic Cayman Fund SPC, Morgan Stanley SCRSIC Strategic Partnership Fund GP Inc., and Morgan Stanley Alpha Institutional Cayman Fund SPC, and President of Morgan Stanley Alpha Institutional Cayman Fund SPC, Morgan Stanley SCRSIC Strategic Partnership Fund GP Inc., and Morgan Stanley HedgePremier GP LLC.  Mr. Chappuis was a Director, Chairman, and President of Morgan Stanley GWM Feeder Strategies LLC from February 2007 to September 2009.  Mr. Chappuis received an M.B.A. with honors, from the Columbia University Graduate School of Business in 1998 and a B.A. degree in Finance from Tulane University in 1991.

Effective December 3, 2007, Mr. Christian Angstadt, age 48, serves as Chief Financial Officer of Demeter.  He is an Executive Director within Morgan Stanley’s Financial Control Group.  Mr. Angstadt also serves as Chief Financial Officer for Morgan Stanley Trust NA, and is responsible for the financial management of the regulated bank. Since joining Morgan Stanley in April 1990, Mr. Angstadt has held several positions within the firm’s Financial Control Group, mostly supporting the Asset Management segment (including Chief Financial Officer for Morgan

Stanley Asset Management Operations and Morgan Stanley Trust FSB).  Mr. Angstadt received a B.A. degree in Accounting from Montclair University.

All of the foregoing directors have indefinite terms.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2009, were timely and correctly made.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Partnership is operated by its general partner, Demeter.  The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees of Morgan Stanley or Morgan Stanley Smith Barney and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley’s website at http://www.morganstanley. com/individual/ourcommitment /codeofconduct.html.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and has no audit committee.  However, Demeter has a Disclosure Committee that meets quarterly to review periodic filings made by the Partnership for which Demeter acts as the general partner.  Demeter’s Disclosure Committee reports directly to the Board of Directors of Demeter, which serves as its audit committee.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
    MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)  Security Ownership of Certain Beneficial Owners – At December 31, 2009, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)  Security Ownership of Management – At December 31, 2009, Demeter owned 81,422.857 Units of general partnership interest, representing a 1.01 percent interest in the Partnership.

(c)  Changes in Control – None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
   DIRECTOR INDEPENDENCE

Refer to Note 5 – “Related Party Transactions” of “Notes to Financial Statements”, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2009, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its capacity as the Partnership’s retail commodity broker, MS&Co. received commodity brokerage fees (paid and accrued by the Partnership) of $6,399,137 for the year ended December 31, 2009.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
MS&Co. on behalf of the Partnership, pays all accounting fees.  The Partnership reimburses MS&Co. through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2009.

(1)  Audit Fees.  The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of the Partnership’s financial statements and review of the financial statements included in the Quarterly Reports on Form 10-Q, audit of Management’s assessments of the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $54,009 for the year ended December 31, 2009, and $50,896 for the year ended December 31, 2008.

(2)  Audit-Related Fees.  None.

(3)  Tax Fees. The Partnership did not pay Deloitte & Touche LLP any amounts in 2009 and 2008 for professional services in connection with tax compliance, tax advice, and tax planning.  The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.
Because the Partnership has no audit committee, the Board of Directors of Demeter, its general partner, functions as the audit committee with respect to the Partnership.  The Board of Directors of Demeter has not established pre-approval policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership.  Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP that are borne by MS&Co. through the brokerage fees paid for by the Partnership are approved by Morgan Stanley’s Board Audit Committee and the Board of Directors of Demeter.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements
The following financial statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2009, are incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered public accounting firm.

-	Statements of Financial Condition, including the Condensed Schedules of Investments, as of December 31, 2009 and 2008.

-	Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 2009, 2008, and 2007.

-           Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2009, is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

3. Exhibits
For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Pages E-1 to E-3.

SIGNATURE

Pursuant to the requirements of the Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

March 29, 2010	By:	/s/Walter Davis
Walter Davis,
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management LLC

BY:	/s/	Walter Davis	March 29, 2010
Walter Davis, President

	/s/	Frank Zafran	March 29, 2010
Frank Zafran, Director

	/s/	Douglas J. Ketterer	March 29, 2010
Douglas J. Ketterer, Director

	/s/	Harry Handler	March 29, 2010
Harry Handler, Director

	/s/	Jose A. Morales	March 29, 2010
Jose A. Morales, Director

	/s/	Michael P. McGrath	March 29, 2010
Michael P. McGrath, Director

	/s/	Jacques Chappuis	March 29, 2010
Jacques Chappuis, Director

	/s/	Christian Angstadt	March 29, 2010
Christian Angstadt, Chief Financial Officer

EXHIBIT INDEX
ITEM

3.01
Form of Amended and Restated Limited Partnership Agreement of the Partnership is incorporated by reference to Exhibit A of the Partnership's Prospectus, dated May 1, 2008, filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on May 6, 2008.

3.01(a)
Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of the Partnership, dated May 31, 2009, is incorporated by reference to Exhibit 3.01(a) of the Partnership’s Form 8-K (File No. 0-25605) filed with the Securities and Exchange Commission on June 4, 2009.

3.02
Certificate of Limited Partnership, dated July 15, 1998, is incorporated by reference to Exhibit 3.02 of the Partnership's Registration Statement on Form S-1 (File No. 333-60103) filed with the Securities and Exchange Commission on July 29, 1998.

3.03
Certificate of Amendment of Certificate of Limited Partnership, dated November 1, 2001 (changing its name from Morgan Stanley Dean Witter Millburn L.P.), is incorporated by reference to Exhibit 3.01 of the Partnership’s Form 8-K (File No. 0-25605) filed with the Securities and Exchange Commission on November 6, 2001.

3.04
Certificate of Amendment to the Certificate of Limited Partnership, dated October 13, 2006 (changing its name from Morgan Stanley Charter Millburn L.P.), is incorporated by reference to Exhibit 3.04 of the Partnership’s Form 8-K (File No. 0-25605) filed with the Securities and Exchange Commission on October 19, 2006.

3.05
Certificate of Amendment of Certificate of Limited Partnership, dated June 1, 2009, (changing the name and mailing address of the general partner of the Partnership), is incorporated by reference to Exhibit 3.05 of the Partnership’s Form 8-K (File No. 0-25605) filed with the Securities and Exchange Commission on June 4, 2009.

3.06
Certificate of Amendment of Certificate of Limited Partnership, dated September 29, 2009 (changing its name from Morgan Stanley Charter WCM L.P. to Morgan Stanley Smith Barney Charter WNT L.P.), is incorporated by reference to Exhibit 3.06 of the Partnership’s Form 8-K (File No. 0-25605) filed with the Securities and Exchange Commission on October 5, 2009.

10.02
Management Agreement, dated as of October 13, 2006, among the Partnership, Demeter, and Winton Capital Management Limited, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-25605) filed with the Securities and Exchange Commission on October 19, 2006.

E-1

10.03
Form of Subscription and Exchange Agreement and Power of Attorney to be executed by each purchaser of Units is incorporated by reference to Exhibit B of the Partnership’s Prospectus dated May 1, 2008, as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on May 6, 2008.

10.04
  Escrow Agreement, dated as of July 25, 2007, among The Bank of New York, Demeter, and Morgan Stanley & Co. Incorporated is incorporated by reference to Exhibit 10.04 of the Partnership’s Form 8-K (File No. 0-25605) filed with the Securities and Exchange Commission on July 31, 2007.

10.05
Amended and Restated Customer Agreement between the Partnership and Morgan Stanley DW, dated as of November 13, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership’s Form 8-K (File No. 0-25605) filed with the Securities and Exchange Commission on November 6, 2001.

10.05(a)
Amendment No. 1 to the Amended and Restated Customer Agreement between the Partnership and Morgan Stanley DW Inc. is incorporated by reference to Exhibit 10.05(a) of the Partnership’s Form 10-Q (File No. 0-25605) filed with the Securities and Exchange Commission on November 10, 2005.

10.05(b)
Amendment No. 2 to the Customer Agreement between the Partnership and Morgan Stanley DW Inc., dated July 1, 2005, is incorporated by reference to Exhibit 10.05(b) of the Partnership’s Form 10-Q (File No. 0-25605) filed with the Securities and Exchange Commission on August 15, 2005.

10.06
Commodity Futures Customer Agreement between MS&Co. and the Partnership, acknowledged and agreed to by Morgan Stanley DW, dated as of November 6, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership’s Form 8-K (File No. 0-25605) filed with the Securities and Exchange Commission on November 6, 2001.

10.07
Customer Agreement between the Partnership and MSIP, dated as of November 6, 2000, is incorporated by reference to Exhibit 10.04 of the Partnership’s Form 8-K (File No. 0-25605) filed with the Securities and Exchange Commission on November 6, 2001.

10.08
Foreign Exchange and Options Master Agreement between MS&Co. and the Partnership, dated as of August 30, 1999, is incorporated by reference to Exhibit 10.05 of the Partnership’s Form 8-K (File No. 0-25605) filed with the Securities and Exchange Commission on November 6, 2001.

10.09
Form of Subscription Agreement Update Form is incorporated by reference to Exhibit C of the Partnership’s Prospectus, dated May 1, 2008, as filed with the Securities and Exchange Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on May 6, 2008.

E-2

10.10
Securities Account Control Agreement among the Partnership, and MS&Co. dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership’s Form 8-K (File No. 0-25605) filed with the Securities and Exchange Commission on November 6, 2001.

13.01	December 31, 2009, Annual Report to Limited Partners is filed herewith.

31.01	Certification of President of Demeter Management LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter Management LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of President of Demeter Management LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02
Certification of Chief Financial Officer of Demeter Management LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-3