Form 10-Q
period 2010-03-31
MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
filed 2010-05-13
CIK 1066658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2010 and December 31, 2009	2

	Statements of Operations for the Quarters Ended March 31, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2010 and 2009	4

	Statements of Cash Flows for the Quarters Ended March 31, 2010 and 2009	5

	Condensed Schedules of Investments as of March 31, 2010 and December 31, 2009	6

	Notes to Financial Statements	7-22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29-40

Item 4.	Controls and Procedures	40-41

Item 4T.	Controls and Procedures	41-42

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	43

Item 6.	Exhibits	43

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS	$	$

Trading Equity:
Unrestricted cash	85,045,247	86,689,859
Restricted cash	5,221,541	6,125,936

Total cash	90,266,788	92,815,795

Net unrealized gain on open contracts (MS&Co.)	3,021,223	180,236
Net unrealized gain on open contracts (MSIP)	595,410	290,005

Total net unrealized gain on open contracts	3,616,633	470,241

Options purchased (premiums paid $5,415 and $4,263, respectively)	3,825	2,053

Total Trading Equity	93,887,246	93,288,089

Interest receivable (MS&Co.)	7,993	1,324

Total Assets	93,895,239	93,289,413

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	1,480,631	558,871
Accrued brokerage fees (MS&Co.)	448,563	479,005
Accrued management fees	149,521	159,668
Options written (premiums received $10,695 and $9,400, respectively)	7,313	4,693

Total Liabilities	2,086,028	1,202,237

Partners’ Capital

Limited Partners (7,727,026.021 and 7,969,131.800 Units, respectively)	90,872,070	91,155,811
General Partner (79,686.857 and 81,422.857 Units, respectively)	937,141	931,365

Total Partners’ Capital	91,809,211	92,087,176

Total Liabilities and Partners’ Capital	93,895,239	93,289,413

NET ASSET VALUE PER UNIT	11.76	11.44

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Quarters Ended March 31,

	2010	2009
	$	$
INVESTMENT INCOME
Interest income (MS&Co.)	11,982	53,098

EXPENSES
Brokerage fees (MS&Co.)	1,353,672	1,927,068
Management fees	451,224	642,356
Incentive fee	—	117,189

Total Expenses	1,804,896	2,686,613

NET INVESTMENT LOSS	(1,792,914)	(2,633,515)

TRADING RESULTS
Trading profit (loss):
Realized	1,174,713	1,653,328
Net change in unrealized	3,145,687	(2,610,631)

Total Trading Results	4,320,400	(957,303)

NET INCOME (LOSS)	2,527,486	(3,590,818)

NET INCOME (LOSS) ALLOCATION

Limited Partners	2,502,076	(3,554,690)
General Partner	25,410	(36,128)

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.32	(0.37)
General Partner	0.32	(0.37)

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	7,995,843.340	9,620,653.202

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2010 and 2009
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2008	10,331,687.713	133,141,833	1,352,349	134,494,182

Net Loss	–	(3,554,690)	(36,128)	(3,590,818)

Redemptions	(1,484,899.923)	(18,907,450)	(189,947)	(19,097,397)

Partners’ Capital,
March 31, 2009	8,846,787.790	110,679,693	1,126,274	111,805,967

Partners’ Capital,
December 31, 2009	8,050,554.657	91,155,811	931,365	92,087,176

Net Income	–	2,502,076	25,410	2,527,486

Redemptions	(243,841.779)	(2,785,817)	(19,634)	(2,805,451)

Partners’ Capital,
March 31, 2010	7,806,712.878	90,872,070	937,141	91,809,211

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarters Ended March 31,

	2010	2009
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	2,527,486	(3,590,818)
Noncash item included in net income (loss):
Net change in unrealized	(3,145,687)	2,610,631

(Increase) decrease in operating assets:
Restricted cash	904,395	(1,429,082)
Net premium paid for options purchased	(1,152)
Interest receivable (MS&Co.)	(6,669)	4,100

Increase (decrease) in operating liabilities:
Accrued brokerage fees (MS&Co.)	(30,442)	(80,389)
Accrued management fees	(10,147)	(26,797)
New premiums received from options written	1,295	—
Accrued incentive fee	—	(242,980)

Net cash provided by (used for) operating activities	239,079	(2,755,335)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(1,883,691)	(17,536,698)

Net cash used for financing activities	(1,883,691)	(17,536,698)

Net decrease in unrestricted cash	(1,644,612)	(20,292,033)

Unrestricted cash at beginning of period	86,689,859	134,831,012

Unrestricted cash at end of period	85,045,247	114,538,979

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2010 and December 31, 2009 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
March 31, 2010, Partnership Partners’ Capital: $91,809,211

Commodity	975,405	1.06	555,133	0.60	1,530,538
Equity	786,581	0.86	(3,382)	–	783,199
Foreign currency	319,353	0.35	197,381	0.21	516,734
Interest rate	818,879	0.89	(18,420)	(0.02)	800,459

Grand Total:	2,900,218	3.16	730,712	0.79	3,630,930

Unrealized Currency Loss				(0.02)	(14,297)

Total Net Unrealized Gain on Open Contracts					3,616,633

Option Contracts	Fair Value	% of NAV
	$	%
Options purchased on Futures Contracts	3,825	–
Options purchased on Forward Contracts	–	–
Options written on Futures Contracts	(7,313)	(0.01)
Options written on Forward Contracts	–	–

	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
December 31, 2009, Partnership Partners’ Capital: $92,087,176

Commodity	445,303	0.48	(110,774)	(0.12)	334,529
Equity	472,905	0.51	(6,447)	(0.01)	466,458
Foreign currency	(307,207)	(0.33)	(21,956)	(0.02)	(329,163)
Interest rate	12,612	0.02	318	–	12,930

Grand Total:	623,613	0.68	(138,859)	(0.15)	484,754

Unrealized Currency Loss				(0.02)	(14,513)

Total Net Unrealized Gain on Open Contracts					470,241

Option Contracts	Fair Value	% of NAV
	$	%
Options purchased on Futures Contracts	2,053	–
Options purchased on Forward Contracts	–	–
Options written on Futures Contracts	(4,693)	(0.01)
Options written on Forward Contracts	–	–

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Smith Barney Charter WNT L.P. (the "Partnership").  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

1.  Organization
Morgan Stanley Smith Barney Charter WNT L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4. Financial Instruments).  The Partnership is one of the Morgan Stanley Smith Barney Charter series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Charter Graham L.P., Morgan Stanley Smith Barney Charter Aspect L.P., and Morgan Stanley Smith Barney Charter Campbell L.P. (collectively, the "Charter Series").

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Demeter Management LLC (“Demeter”).  The commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP").   MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSB”).  MSSB is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MS&Co. and MSIP are wholly-owned subsidiaries of Morgan Stanley. Winton Capital Management Limited (the “Trading Advisor”) is the trading advisor to the Partnership.

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

The guidance issued by Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2006 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gains or losses on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market.  The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest on the underlying asset at a specified price prior to or on a specified expiration date.  The writer of an option is exposed to the risk of loss if the fair value of the Futures Interest on the underlying asset declines (in the case of a put option) or increases (in the case of a call option).  The writer of an option can never profit by more than the premium paid by the buyer but can potentially lose an unlimited amount.

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to fair values.  The difference between the fair value of the option and the premiums received/premiums paid is treated as an unrealized gain or loss.

The fair value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which fair value is being determined.  If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price will be equal to the settlement price on the first subsequent day on which the contract could be liquidated.  The fair value of off-exchange-traded contracts is based on the fair value quoted by the counterparty.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as required by the Derivatives and Hedging as required by the FASB Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:
1)      One or more underlying notional amounts or payment provisions;
2)	Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors; and
3)      Terms require or permit net settlement.

Generally, derivatives include futures, forwards, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Mar. 31, 2010	3,616,633	-	3,616,633	Jun. 2012	-
Dec. 31, 2009	470,241	-	470,241	Dec. 2011	-

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $93,883,421 and $93,286,036 at March 31, 2010 and December 31, 2009, respectively.  With respect to the Partnership’s off-exchange-traded forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.

This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  Derivatives and Hedging
Effective January 1, 2009, the Partnership adopted the provision of the Derivatives and Hedging Topic of the FASB Codification, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on the Partnership’s financial position, financial performance, and cash flows.  The adoption of this new guidance did not have a material impact on the Partnership’s financial statements, other than enhanced financial statements disclosures.

The Partnership’s objective is to profit from speculative trading in Futures Interests.  Therefore, the Trading Advisor for the Partnership will take speculative positions in Futures Interests where it feels the best profit opportunities exist for its trading strategy.  As such, the average number of contracts outstanding in absolute quantities (the total of the open long and open short positions) has been presented as a part of the volume disclosure, as position direction is not an indicative factor in such volume disclosures. In regards to foreign currency forward trades, each notional quantity amount has been converted to an equivalent contract based upon an industry convention.

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of March 31, 2010 and December 31, 2009, respectively.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of March 31, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding (absolute quantity)
	$	$	$	$	$

Commodity	1,044,718	(69,313)	598,480	(43,347)	1,530,538	541
Equity	789,503	(2,922)	–	(3,382)	783,199	654
Foreign currency	556,690	(237,337)	323,756	(126,375)	516,734	692
Interest rate	838,637	(19,758)	20,814	(39,234)	800,459	1,549
Total	3,229,548	(329,330)	943,050	(212,338)	3,630,930

Unrealized currency loss					(14,297)
Total net unrealized gain on open contracts					3,616,633

Option Contracts at Fair Value	$
Options purchased	3,825
Options written	(7,313)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding (absolute quantity)
	$	$	$	$	$

Commodity	574,468	(129,165)	44,484	(155,258)	334,529	436
Equity	479,575	(6,670)	–	(6,447)	466,458	336
Foreign currency	50,370	(357,577)	3,450	(25,406)	(329,163)	476
Interest rate	303,800	(291,188)	13,114	(12,796)	12,930	1,613
Total	1,408,213	(784,600)	61,048	(199,907)	484,754

Unrealized currency loss					(14,513)
Total net unrealized gain on open contracts					470,241

Option Contracts at Fair Value	$
Options purchased	2,053
Options written	(4,693)

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the net trading results of the Partnership for the quarters ended        March 31, 2010 and 2009, respectively, as required by the disclosures about Derivatives and Hedging.

The Effect of Trading Activities on the Statements of Operations for the Quarter Ended March 31, 2010, included in Total Trading Results:

Type of Instrument	$

Commodity	965,058
Equity	638,543
Foreign currency	1,378,371
Interest rate	1,338,212
Unrealized currency gain	216
Total	4,320,400

Line Items on the Statements of Operations for the Quarter Ended March 31, 2010:
Trading Results	$

Realized	1,174,713
Net change in unrealized	3,145,687
Total Trading Results	4,320,400

The Effect of Trading Activities on the Statements of Operations for the Quarter Ended March 31, 2009, included in Total Trading Results:

Type of Instrument	$

Commodity	528,810
Equity	584,175
Foreign currency	(1,434,069)
Interest rate	(574,562)
Unrealized currency loss	(61,657)
Total	(957,303)

Line Items on the Statements of Operations for the Quarter Ended March 31, 2009:
Trading Results	$

Realized	1,653,328
Net change in unrealized	(2,610,631)
Total Trading Results	(957,303)

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. Fair Value Measurements and Disclosures
Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 - unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 - inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

March 31, 2010
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Net unrealized gain on futures contracts	3,616,633	–	n/a	3,616,633
Options purchased	3,825	–	n/a	3,825

Liabilities
Options written	7,313	–	n/a	7,313

December 31, 2009
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Net unrealized gain on futures contracts	470,241	–	n/a	470,241
Options purchased	2,053	–	n/a	2,053

Liabilities
Options written	4,693	–	n/a	4,693

7.  Other Pronouncements
(a) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, the FASB issued accounting guidance to establish FASB Codification.  ASC established the exclusive authoritative reference for accounting principles generally accepted in the United States of America (“U.S. GAAP”) for use in financial statements except for Securities and Exchange Commission

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(“SEC”) rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative U.S. GAAP and was effective for financial statements issued for interim and annual periods ending after September 15, 2009.

(b)  Fair Value Measurements
In April 2009, the FASB issued additional guidance relating to Fair Value Measurements for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  It was effective for the interim and annual periods ending after June 15, 2009 and the adoption did not have a material impact on the Partnership’s financial statements.

 (c)  Financial Instruments
In April 2009, the FASB issued new guidance that requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  This guidance was effective for the interim and annual periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(d)  Subsequent Events
In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standards Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements which was effective immediately, and amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment or disclosure in the financial statements.

8.  Recent Pronouncements
 (a)  Improving Disclosures about Fair Value Measurements

In January 2010, the FASB issued guidance, which, among other things, amends fair value measurements and disclosures to require entities to separately present purchases, sales, issuances, and settlements in their reconciliation of Level 3 fair value measurements (i.e., to present such items on a gross basis rather than on a net basis), and which clarifies existing disclosure requirements regarding the level of disaggregation and the inputs and valuation techniques used to measure fair value for measurements that fall within either Level 2 or Level 3 of the fair value hierarchy.  This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which are effective for

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

(b)  Consolidation of Variable Interest Entities
In June 2009, the FASB issued an amendment to the accounting and disclosures requirements for variable interest entities.  It contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded.  The amendment is effective for annual periods beginning after November 15, 2009, and interim periods thereafter.  Effective February 25, 2010, the FASB has decided to indefinitely defer the application of this amendment for certain entities.  Management believes that the Partnership meets the criteria for the indefinite deferral of this guidance.

9.  Restricted and Unrestricted Cash
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

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits".  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies.  The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses.  Either of these market conditions could result in restrictions on redemptions.  For the period covered by this report, illiquidity has not materially affected the Partnership’s assets.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisor and the ability of the Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three month periods ended March 31, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 22 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of the close of business.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Quarter Ended March 31, 2010
The Partnership recorded total trading results including interest income totaling $4,332,382 and expenses totaling $1,804,896, resulting in net income of $2,527,486 for the quarter ended March 31, 2010.  The Partnership’s net asset value per Unit increased from $11.44 at December 31, 2009 to $11.76 at March 31, 2010.

The most significant trading gains of approximately 1.5% were achieved within the currency sector, primarily during February and March, from short positions in the euro versus the U.S. dollar as the value of the euro decreased relative to the U.S. dollar amid concerns regarding Greece’s mounting debt burden.  Elsewhere, long positions in the Australian dollar, Mexican peso, and Canadian dollar versus the U.S. dollar resulted in gains as the value of these currencies moved higher against the U.S. dollar during March after signs of a global economic recovery caused investors to increase their risk appetite for higher-yielding currencies.  The value of the Canadian dollar also rose relative to the U.S. dollar after Canadian government data showed real Gross Domestic Product increased 0.6% in December 2009.  Within the global interest rate sector, gains of approximately 1.5% were recorded primarily during January and February from long positions in European fixed-income futures.  In January, prices increased on concerns that lending restrictions in China and possible reductions in U.S. stimulus measures might stifle the global economic rebound, thereby boosting demand for the relative “safety” of government bonds.  Prices were then pressured higher during February amid worries that Greece’s fiscal struggles might begin to spread to other nations.  Within the global stock index sector, gains of approximately 0.7% were experienced primarily during February and March from long positions in U.S. equity index futures as prices rose due to better-than-expected corporate earnings reports and news that U.S. retail sales unexpectedly increased in February, adding to signs that the global economic recovery might be gaining momentum.  Prices continued to trend higher throughout March after Greece received a promise of aid from European leaders, while reports showed that European confidence in the economic outlook improved.  In the agricultural markets, gains of approximately 0.5% were achieved primarily during January and March from short futures positions in wheat and corn as prices moved lower amid speculation that global output might outpace demand in 2010, as well as on news that warmer weather in the central U.S. might improve planting conditions.  Elsewhere in the agricultural complex, short positions in sugar futures resulted in gains as prices dropped amid easing supply concerns following news that production might rebound in India and Thailand, two of the world’s largest sugar producers.  Within the metals sector, gains of approximately 0.5% were recorded primarily during February and March from long futures positions in nickel as prices rose after China indicated it might boost state reserves of base metals this year.  Furthermore, prices climbed towards the end of March after declining stockpiles boosted investor confidence in global demand for base metals.  Additional gains of approximately 0.1% were experienced in the energy markets, primarily during March, from short positions in natural gas futures as prices fell due to a rising rig count and forecasts for mild weather, which might reduce demand.

For the Quarter Ended March 31, 2009
The Partnership recorded total trading results including interest income totaling $(904,205) and expenses totaling $2,686,613, resulting in a net loss of $3,590,818 for the quarter ended March 31, 2009.  The Partnership’s net asset value per Unit decreased from $13.02 at December 31, 2008, to $12.64 at March 31, 2009.

The most significant trading losses of approximately 1.2% were recorded within the currency sector, primarily during February and March, from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan might intervene to weaken the currency, as well as on news that Japan’s trade deficit substantially increased.  Meanwhile, smaller currency losses were incurred from short positions in the New Zealand dollar, Swiss franc, euro, and Australian dollar versus the U.S. dollar as the value of the U.S. dollar decreased relative to most of its rivals during March following the U.S. Federal Reserve’s surprise plans to begin a more aggressive phase of quantitative easing and economic stimulus spending.  Within the global interest rate sector, losses of approximately 0.4% were experienced primarily during January from long positions in U.S. and German fixed-income futures as prices dropped following news that debt sales might increase as governments around the world boost spending in an effort to ease the deepening economic slump. Newly established short positions in U.S. and European fixed-income futures resulted in losses as prices increased during the first half of February on speculation that the U.S. bank-rescue plan might not be sufficient to restore confidence in the financial system.  Additional losses of approximately 0.3% were incurred within the metals markets, primarily during February and March, from short futures positions in copper as prices reversed higher on speculation that economic stimulus plans in the U.S. and China might help boost demand for base metals.  Smaller losses were recorded during January from short positions in silver and gold futures as prices increased amid uncertainty regarding the future direction of the global economy, which spurred demand for precious metals as a “safe haven”.  A portion of the Partnership’s losses for the quarter was offset by gains of approximately 0.4% experienced within the global stock index sector, primarily during January and February, from short positions in U.S. and European equity index futures as prices moved lower on concerns that financial firms would need to raise additional capital and a continued slowdown in global economic growth would further erode corporate earnings.  Within the agricultural markets, gains of approximately 0.4% were recorded primarily during January and February from short futures positions in wheat and soybeans as prices declined after rains improved prospects for crops in the U.S. and China.  Smaller gains of approximately 0.3% were experienced within the energy sector from short futures positions in crude oil and its related products, as well as in natural gas, as prices moved lower amid speculation that the ongoing global economic recession might continue to erode energy demand.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at March 31, 2010 and 2009.  At March 31, 2010 and 2009, the Partnership’s total capitalization was approximately $92 million and $112 million, respectively.

Primary Market	March 31, 2010	March 31, 2009
Risk Category	Value at Risk	Value at Risk

Equity	(2.23)%	(0.11)%

Currency	(0.73)	(0.40)

Interest Rate	(0.45)	(0.52)

Commodity	(1.19)	(0.23)

Aggregate Value at Risk	(2.95)%	(0.82)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2009 through March 31, 2010 and April 1, 2008 through March 31, 2009, respectively.

March 31, 2010
Primary Market Risk Category	High	Low	Average
Equity	(2.23)%	(0.49)%	(1.38)%
Currency	(0.88)	(0.54)	(0.75)
Interest Rate	(0.83)	(0.36)	(0.50)
Commodity	(1.19)	(0.20)	(0.64)
Aggregate Value at Risk	(2.95)%	(0.65)%	(1.89)%

March 31, 2009
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.52)%	(0.20)%	(0.37)%
Currency	(0.40)	(0.15)	(0.27)
Equity	(0.47)	(0.05)	(0.24)
Commodity	(0.79)	(0.15)	(0.36)
Aggregate Value at Risk	(0.93)%	(0.61)%	(0.75)%

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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership’s potential “risk of ruin.”

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at March 31, 2010 and 2009, and for the four quarter-end reporting periods from April 1, 2009 through March 31, 2010 and from April 1, 2008 through March 31, 2009, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2010, such amount was equal to approximately 93% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Equity.  The largest market exposure of the Partnership at March 31, 2010, was to the global stock index sector.  Exposure was primarily to equity price risk in the G-7 countries.  The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices.  At March 31, 2010, the Partnership’s primary market exposures were to the S&P 500 (U.S.), Euro Stoxx 50 (Europe), DAX (Germany), NASDAQ 100 (U.S.), FTSE 100 (United Kingdom), Nikkei 225 (Japan), CAC 40 (France), Dow Jones Industrials (U.S.), SPI 200 (Australia), Russell 2000 (U.S.), S&P Midcap (U.S.), Hang Seng (Hong Kong), and Canadian S&P 60 (Canada) stock indices.  The Partnership is typically exposed to the risk of adverse price trends or static markets in the North American, European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency.  At March 31, 2010, the Partnership had market exposure to the currency sector.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar.  At March 31, 2010, the Partnership’s major exposures were to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Interest Rate.  At March 31, 2010, the Partnership had market exposure to the global interest rate sector.  Exposure was primarily spread across the European, U.S., Australian, and Japanese interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries.  However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia.  Demeter anticipates that the G-7 countries’ and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future.  The speculative futures positions held by the Partnership may range from short to long-term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Metals.  The second largest market exposure of the Partnership at March 31, 2010, was to the metals sector.  The Partnership's metals exposure was to fluctuations in the price of precious metals, such as gold, silver, platinum, and palladium, as well as base metals, such as copper, nickel, aluminum, and zinc.  Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Energy.  The third largest market exposure of the Partnership at March 31, 2010, was to the energy sector.  The Partnership’s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as in natural gas.  Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.  Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Soft Commodities and Agriculturals.  At March 31, 2010, the Partnership had market exposure to the markets that comprise these sectors.  Most of the exposure was to the wheat, corn, sugar, and soybean markets.  Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the primary non-trading risk exposure of the Partnership at March 31, 2010:

Foreign Currency Balances. The Partnership’s primary foreign currency balances at March 31, 2010, were in Japanese yen, euros, Hong Kong dollars, and British pounds.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter have evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules  13a-15(e) and 15d-15(e) of the Exchange Act) and have judged such controls and procedures to be effective.

Changes in Internal Control over Financial Reporting
There have been no material changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 4T.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of March 31, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter

have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2010.

-  42 -

PART II.  OTHER INFORMATION

Item 1A.	RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Morgan Stanley Smith Barney Charter WNT L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

May 13, 2010	By:	/s/Christian Angstadt
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.