Form 10-Q
period 2010-06-30
MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
filed 2010-08-12
CIK 1066658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2010 and 2009	4

	Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5

	Condensed Schedules of Investments as of June 30, 2010 and December 31, 2009	6

	Notes to Financial Statements	7-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34-45

Item 4.	Controls and Procedures	45-46

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	47

Item 6.	Exhibits	47

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS	$	$

Trading Equity:
Unrestricted cash	85,996,215	86,689,859
Restricted cash	4,309,285	6,125,936

Total cash	90,305,500	92,815,795

Net unrealized gain on open contracts (MS&Co.)	1,991,906	180,236
Net unrealized gain (loss) on open contracts (MSIP)	(889,871)	290,005

Total net unrealized gain on open contracts	1,102,035	470,241

Options purchased (premiums paid $4,575 and $4,263, respectively)	15,175	2,053

Total Trading Equity	91,422,710	93,288,089

Interest receivable (MSSB)	5,179	1,324

Total Assets	91,427,889	93,289,413

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	618,737	558,871
Accrued brokerage fees (MS&Co.)	449,289	479,005
Accrued management fees	149,763	159,668
Options written (premiums received $8,925 and $9,400, respectively)	30,425	4,693

Total Liabilities	1,248,214	1,202,237

Partners’ Capital

Limited Partners (7,504,760.643 and 7,969,131.800 Units, respectively)	89,254,799	91,155,811
General Partner (77,765.857 and 81,422.857 Units, respectively)	924,876	931,365

Total Partners’ Capital	90,179,675	92,087,176

Total Liabilities and Partners’ Capital	91,427,889	93,289,413

NET ASSET VALUE PER UNIT	11.89	11.44

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2010	2009	2010	2009
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	27,609	26,211	39,591	79,309

EXPENSES
Brokerage fees (MS&Co.)	1,367,761	1,596,941	2,721,433	3,524,009
Management fees	455,921	532,312	907,145	1,174,668
Incentive fee	–	–	–	117,189

Total Expenses	1,823,682	2,129,253	3,628,578	4,815,866

NET INVESTMENT LOSS	(1,796,073)	(2,103,042)	(3,588,987)	(4,736,557)

TRADING RESULTS
Trading profit (loss):
Realized	5,346,537	(7,134,317)	6,521,250	(5,480,989)
Net change in unrealized	(2,527,290)	352,812	618,397	(2,257,819)

Total Trading Results	2,819,247	(6,781,505)	7,139,647	(7,738,808)

NET INCOME (LOSS)	1,023,174	(8,884,547)	3,550,660	(12,475,365)

NET INCOME (LOSS) ALLOCATION

Limited Partners	1,012,617	(8,794,920)	3,514,693	(12,349,610)
General Partner	10,557	(89,627)	35,967	(125,755)

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.13	(1.03)	0.45	(1.36)
General Partner	0.13	(1.03)	0.45	(1.36)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	7,725,829.671	8,656,860.380	7,860,090.611	9,180,466.648

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2009	8,050,554.657	91,155,811	931,365	92,087,176

Net Income	–	3,514,693	35,967	3,550,660

Redemptions	(468,028.157)	(5,415,705)	(42,456)	(5,458,161)

Partners’ Capital,
June 30, 2010	7,582,526.500	89,254,799	924,876	90,179,675

Partners’ Capital,
December 31, 2008	10,331,687.713	133,141,833	1,352,349	134,494,182

Net Loss	–	(12,349,610)	(125,755)	(12,475,365)

Redemptions	(1,827,172.891)	(22,952,221)	(232,973)	(23,185,194)

Partners’ Capital,
June 30, 2009	8,504,514.822	97,840,002	993,621	98,833,623

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,

	2010	2009
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	3,550,660	(12,475,365)
Noncash item included in net income (loss):
Net change in unrealized	(618,397)	2,257,819

(Increase) decrease in operating assets:
Restricted cash	1,816,651	(1,770,123)
Net premiums paid for options purchased	(312)	—
Interest receivable (MSSB)	(3,855)	11,916

Decrease in operating liabilities:
Accrued brokerage fees (MS&Co.)	(29,716)	(178,563)
Accrued management fees	(9,905)	(59,521)
Net premiums received for options written	(475)	—
Accrued incentive fee	—	(242,980)

Net cash provided by (used for) operating activities	4,704,651	(12,456,817)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	(5,398,295)	(27,478,183)

Net cash used for financing activities	(5,398,295)	(27,478,183)

Net decrease in unrestricted cash	(693,644)	(39,935,000)

Unrestricted cash at beginning of period	86,689,859	134,831,012

Unrestricted cash at end of period	85,996,215	94,896,012

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2010 and December 31, 2009 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
June 30, 2010, Partnership Partners’ Capital: $90,179,675

Commodity	(234,234)	(0.26)	(333,641)	(0.37)	(567,875)
Equity	(193,852)	(0.22)	194,151	0.22	299
Foreign currency	215,035	0.24	(824,698)	(0.91)	(609,663)
Interest rate	2,300,435	2.55	(4,992)	(0.01)	2,295,443

Grand Total:	2,087,384	2.31	(969,180)	(1.07)	1,118,204

Unrealized Currency Loss				(0.02)	(16,169)

Total Net Unrealized Gain on Open Contracts					1,102,035

Option Contracts	Fair Value	% of Net Assets
	$	%
Options purchased on Futures Contracts	15,175	0.02
Options purchased on Forward Contracts	–	–
Options written on Futures Contracts	(30,425)	(0.03)
Options written on Forward Contracts	–	–

	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
December 31, 2009, Partnership Partners’ Capital: $92,087,176

Commodity	445,303	0.48	(110,774)	(0.12)	334,529
Equity	472,905	0.51	(6,447)	(0.01)	466,458
Foreign currency	(307,207)	(0.33)	(21,956)	(0.02)	(329,163)
Interest rate	12,612	0.02	318	–	12,930

Grand Total:	623,613	0.68	(138,859)	(0.15)	484,754

Unrealized Currency Loss				(0.02)	(14,513)

Total Net Unrealized Gain on Open Contracts					470,241

Option Contracts	Fair Value	% of Net Assets
	$	%
Options purchased on Futures Contracts	2,053	–
Options purchased on Forward Contracts	–	–
Options written on Futures Contracts	(4,693)	(0.01)
Options written on Forward Contracts	–	–

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Demeter Management LLC (“Demeter”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”) as of May 1, 2010.  The clearing commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP").   MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Demeter is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MS&Co. and MSIP are wholly-owned subsidiaries of Morgan Stanley. Winton Capital Management Limited (the “Trading Advisor”) is the trading advisor to the Partnership.

2.  Related Party Transactions
The Partnership’s cash is on deposit with MS&Co., MSIP, and MSSB in futures, forward and options trading accounts to meet margin requirements as needed.  Monthly, MSSB credits the Partnership with interest income received from MS&Co. and MSIP.  Such amount is based on 100% of its average daily funds held at MS&Co. and MSIP to meet margin requirements at a rate approximately equivalent to what the commodity brokers pay other similar customers on margin deposits.  In addition, MSSB credits the Partnership at each month end with interest income on 100% of the Partnership’s assets not deposited as margin at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB will retain any interest earned in excess of the interest paid by MSSB to the Partnership.  The Partnership pays brokerage fees to MS&Co.

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

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2006 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

4.  Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as net unrealized gains or losses on open contracts.  The resulting net change in unrealized gains and losses is reflected in the net change in unrealized trading profit (loss) from one period to the next on the Statements of Operations.  The fair value of exchange-traded futures, options and forwards contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period.  The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as inputs, the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as required by the Derivatives and Hedging as required by the FASB Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:
1)      a) One or more underlyings and b) notional amounts or payment provisions or both;
2)
Requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response relative to changes in market factors; and

3)      Terms that require or permit net settlement.

Generally, derivatives include futures, forwards, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2010	1,101,599	436	1,102,035	Sep. 2012	Aug. 2010
Dec. 31, 2009	470,241	-	470,241	Dec. 2011	-

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $91,407,099 and $93,286,036 at June 30, 2010 and December 31, 2009, respectively.  With respect to the Partnership’s off-exchange-traded forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.

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

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of June 30, 2010 and December 31, 2009, respectively.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for six months (absolute quantity)
	$	$	$	$	$
Commodity	351,397	(585,631)	142,834	(476,475)	(567,875)	603
Equity	–	(193,852)	194,151	–	299	496
Foreign currency	257,965	(42,930)	–	(824,698)	(609,663)	726
Interest rate	2,304,300	(3,865)	–	(4,992)	2,295,443	1,753
Total	2,913,662	(826,278)	336,985	(1,306,165)	1,118,204

Unrealized currency loss					(16,169)
Total net unrealized gain on open contracts					1,102,035

		Average number of
	Fair	contracts outstanding for six months
	Value	(absolute quantity)
Option Contracts	$
Options purchased	15,175	9
Options written	(30,425)	9

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	574,468	(129,165)	44,484	(155,258)	334,529	436
Equity	479,575	(6,670)	–	(6,447)	466,458	327
Foreign currency	50,370	(357,577)	3,450	(25,406)	(329,163)	476
Interest rate	303,800	(291,188)	13,114	(12,796)	12,930	1,613
Total	1,408,213	(784,600)	61,048	(199,907)	484,754

Unrealized currency loss					(14,513)
Total net unrealized gain on open contracts					470,241

		Average number of
		contracts outstanding
	Fair Value	for the year (absolute quantity)
Option Contracts	$
Options purchased	2,053	5
Options written	(4,693)	5

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2010 and 2009, respectively, as required by the disclosures about Derivatives and Hedging.

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2010, included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
Type of Instrument	$	$

Commodity	(1,337,836)	(372,778)
Equity	(2,660,929)	(2,022,386)
Foreign currency	2,128,503	3,506,875
Interest rate	4,691,381	6,029,593
Unrealized currency loss	(1,872)	(1,657)
Total	2,819,247	7,139,647

Line Items on the Statements of Operations for the Three and Six Months Ended June 30, 2010:
	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
Trading Results	$	$

Realized	5,346,537	6,521,250
Net change in unrealized	(2,527,290)	618,397
Total Trading Results	2,819,247	7,139,647

The Effect of Trading Activities on the Statements of Operations for the Three and Six Months Ended June 30, 2009, included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2009
Type of Instrument	$	$

Commodity	(1,537,239)	(1,008,429)
Equity	(1,492,118)	(907,943)
Foreign currency	(1,319,606)	(2,753,675)
Interest rate	(2,396,400)	(2,970,962)
Unrealized currency loss	(36,142)	(97,799)
Total	(6,781,505)	(7,738,808)

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Operations for the Three and Six Months Ended June 30, 2009:
	For the Three Months	For the Six Months
	Ended June 30, 2009	Ended June 30, 2009
Trading Results	$	$

Realized	(7,134,317)	(5,480,989)
Net change in unrealized	352,812	(2,257,819)
Total Trading Results	(6,781,505)	(7,738,808)

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

June 30, 2010
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Net unrealized gain on futures contracts	1,101,599	–	n/a	1,101,599
Net unrealized gain on forward contracts	–	436	n/a	436
Options purchased	15,175	–	n/a	15,175

Liabilities
Options written	(30,425)	–	n/a	(30,425)

December 31, 2009
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Net unrealized gain on futures contracts	470,241	–	n/a	470,241
Options purchased	2,053	–	n/a	2,053

Liabilities
Options written	(4,693)	–	n/a	(4,693)

7.  Other Pronouncements
(a) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
In June 2009, the FASB issued accounting guidance to establish FASB Codification.  ASC established the

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

exclusive authoritative reference for accounting principles generally accepted in the United States of America (“U.S. GAAP”) for use in financial statements except for Securities and Exchange Commission  (“SEC”) rules and interpretive releases, which are also authoritative U.S. GAAP for SEC registrants.  The Codification supersedes all existing non-SEC accounting and reporting standards.  The Codification became the single source of authoritative U.S. GAAP and is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

(b)  Fair Value Measurements
In April 2009, the FASB issued additional guidance relating to Fair Value Measurements for determining fair value and requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  It is effective for the interim and annual periods ending after June 15, 2009 and the adoption did not have a material impact on the Partnership’s financial statements.

 (c)  Financial Instruments
In April 2009, the FASB issued new guidance that requires fair value disclosures of financial instruments on a quarterly basis, as well as new disclosures regarding the methodology and significant assumptions underlying the fair value measures and any changes to the methodology and assumptions during the reporting period.  This guidance is effective for the interim and annual periods ending

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

after June 15, 2009.  The adoption of this guidance did not have a material impact on the Partnership’s financial statements.

(d)  Subsequent Events
In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standards Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements which was effective immediately, and amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment in the financial statements.  The nature of the subsequent event effective July 28, 2010 is disclosed in the Subsequent Event section on page 23.

(e)  Improving Disclosures about Fair Value Measurements

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

(f)  Consolidation of Variable Interest Entities
In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for variable interest entities.  It contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  It also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded.  The amendment is effective for annual periods beginning after November 15, 2009, and interim periods thereafter.  Effective February 25, 2010, the FASB has decided to indefinitely defer the application of this amendment for certain entities.  Management believes that the Partnership meets the criteria for the indefinite deferral of this guidance.

8.  Restricted and Unrestricted Cash
As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset LME positions. All of these

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

9.  Subsequent Event
On July 28, 2010, the Partnership received a settlement award payment in the amount of $40,150 from the Natural Gas Commodity Litigation Settlement Administrator.  This settlement represents the Partnership’s portion of the 2006 Net Settlement Fund and the 2007 Net Settlement Fund.  The proceeds from settlement was accounted for in the period it was received for the benefit of the partners in the Partnership.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisor and the ability of the Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended June 30, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 23 of this report are prepared in accordance with U.S. GAAP, which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open unrealized contracts, and recorded as "Realized trading profit (loss)" when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Six Months Ended June 30, 2010
The Partnership recorded total trading results including interest income totaling $2,846,856 and expenses totaling $1,823,682, resulting in net income of $1,023,174 for the three months ended June 30, 2010.  The Partnership’s net asset value per Unit increased from $11.76 at March 31, 2010 to $11.89 at June 30, 2010.

The most significant trading gains of approximately 5.2% were recorded in the global interest rate sector throughout the majority of the quarter from long positions in U.S., European, and Japanese fixed-income futures as prices rose due to an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis.  Within the currency sector, gains of approximately 2.3% were achieved primarily during April and May from short positions in the euro versus the U.S. dollar as the value of the euro moved lower against most of its rivals on concerns that Greece’s fiscal struggles might spread to other European nations.  A portion of the Partnership’s gains for the quarter was offset by losses of approximately 2.9% experienced in the global stock index sector, primarily during May and June, from long positions in U.S., European, and Pacific Rim equity index futures.  Equity prices declined in May on growing concerns that Greece’s sovereign debt crisis might begin to spread throughout Europe.  Additionally, prices continued to fall throughout May due to uncertainty regarding policy actions in Europe and the impact on global economic growth.  During June, equity prices dropped during the second half of the month on concerns regarding weakening growth in China and a slump in U.S. consumer confidence.  Within the energy markets, losses of approximately 1.2% were incurred primarily during May and June from long futures positions in crude oil and its related products.  In these markets, prices decreased amid worries that Europe’s debt troubles might impede global energy demand.  Meanwhile, short positions in natural gas futures resulted in losses as prices reversed higher during the first half of May after a U.S. government report showed that stockpiles grew less than forecast.  Natural gas futures prices then moved higher in June due to higher-than-normal temperatures in the Eastern U.S. and forecasts for an active hurricane season.  Smaller losses of approximately 0.3% were recorded in the agricultural sector, primarily during April, from short positions in coffee futures as prices increased amid dwindling U.S. inventories, rain damage to crops in Brazil, and two consecutive poor harvests in Central America and Columbia.

The Partnership recorded total trading results including interest income totaling $7,179,238 and expenses totaling $3,628,578, resulting in net income of $3,550,660 for the six months ended June 30, 2010.  The Partnership’s net asset value per Unit increased from $11.44 at December 31, 2009, to $11.89 at June 30, 2010.

The most significant trading gains of approximately 6.8% were experienced within the global interest rate sector throughout the majority of the first half of the year from long positions in U.S., European, and Japanese fixed-income futures.  In this sector, prices increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound, thereby boosting demand for the relative “safety” of government bonds.  Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis.  In the currency sector, gains of approximately 3.9% were achieved throughout the majority of the first six months of the year from short positions in the euro versus the U.S. dollar as the value of the euro trended lower against most of its rivals amid concerns regarding Greece’s mounting debt burden and the aforementioned speculation that those troubles might spread to other European nations.  Within the metals markets, gains of approximately 0.5% were recorded primarily during February, March, and April from long futures positions in gold as prices rose on skepticism that an aid package for Greece will resolve the nation’s debt problem, thereby boosting demand for precious metals as a “safe haven.”  Additional gains of approximately 0.2% were achieved in the agricultural sector, primarily during March, from short futures positions in sugar as prices decreased due to easing supply concerns following news that production in India and Thailand, two of the world’s largest sugar producers, might rebound next year.  Meanwhile, additional gains were recorded during May from short positions in wheat and corn futures as prices moved lower on speculation that warmer weather in the central U.S. may improve planting conditions.  A portion of the Partnership’s gains for the first six months of the year was offset by losses of approximately 2.2% incurred within the global stock index sector, primarily during January, May, and June, from long positions in U.S., European, and Pacific Rim equity index futures.  During January, global equity prices reversed sharply lower amid disappointing U.S. corporate earnings reports, concerns regarding U.S. President Barack Obama’s proposed limits on risk-taking by banks, and speculation that China might raise interest rates.  Later in the month, global equity prices continued to fall on mounting concerns over sovereign debt defaults from a number of European countries, most notably Greece, Portugal, and Spain.  Additional losses were experienced in these markets during May as prices once again reversed lower on growing concerns that Greece’s sovereign debt crisis might begin to spread throughout Europe.  Prices then continued to fall throughout May due to uncertainty regarding policy actions in Europe and the impact on global economic growth.  Global equity prices dropped further during the second half of June on concerns regarding weakening growth in China and a slump in U.S. consumer confidence.  Smaller losses of approximately 1.1% were recorded in the energy markets, primarily during May and June, from long futures positions in crude oil and its related products as prices decreased amid worries that Europe’s debt troubles might impede global energy demand.

For the Three and Six Months Ended June 30, 2009
The Partnership recorded total trading results including interest income totaling $(6,755,294) and expenses totaling $2,129,253, resulting in a net loss of $8,884,547 for the three months ended June 30, 2009.  The Partnership’s net asset value per Unit decreased from $12.64 at March 31, 2009, to $11.62 at June 30, 2009.

The most significant trading losses of approximately 2.3% were recorded within the global interest rate sector, primarily during April and June.  Losses in April were recorded from long positions in U.S., European, and Australian fixed income futures as prices reversed lower after a pledge from Group of 20 (“G-20”) leaders to support the global economy sapped demand for the “safe haven” of government bonds.  Additional losses were experienced in June from long positions in short-term U.S. and European fixed-income futures as prices declined amid rising investor confidence.  Meanwhile, short positions in Japanese fixed-income futures resulted in losses as prices increased during June after the Bank of Japan indicated that it remained cautious about the Japanese economy.  Within the global stock index sector, losses of approximately 1.4% were incurred primarily during April and May from short positions in U.S., European, and Pacific Rim equity index futures as prices rose amid better-than-

expected corporate earnings reports and news that G-20 leaders pledged more than $1 trillion in emergency aid to cushion the global economy from further financial turmoil.  Within the currency sector, losses of approximately 1.2% were recorded primarily during April and May from short positions in the Canadian dollar and British pound versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  Within the metals markets, losses of approximately 0.9% were experienced throughout a majority of the quarter from short futures positions in copper, nickel, aluminum, and zinc as prices increased on sentiment that efforts by the Chinese government to revive that nation’s economy might boost demand for base metals.  Additional losses were incurred from long positions in gold and silver futures as prices dropped in June due to a rise in the value of the U.S. dollar, which eroded demand for precious metals as an alternative investment.  Smaller losses of approximately 0.8% were recorded within the energy sector, primarily during May and June, from short futures positions in crude oil and its related products as prices reversed higher on optimism that a possible rebound in global economic growth might boost energy demand following news of better-than-expected economic data in the U.S. and China, the world’s largest consumers of energy.  A portion of the Partnership’s losses for the quarter was offset by gains of approximately 0.3% recorded within the agricultural markets from long positions in soybean meal futures as prices increased during May on news of record imports in China, the world’s largest purchaser.  Smaller gains were experienced from short futures positions in corn as prices dropped during June after a government report showed U.S. farmers planted more crops than estimated in March.

The Partnership recorded total trading results including interest income totaling $(7,659,499) and expenses totaling $4,815,866, resulting in a net loss of $12,475,365 for the six months ended June 30, 2009. The Partnership’s net asset value per Unit decreased from $13.02 at December 31, 2008, to $11.62 at June 30, 2009.

The most significant trading losses of approximately 2.7% were incurred within the global interest rate sector, primarily during January, April, and June.  During January, losses were recorded from long positions in U.S. and European fixed-income futures as prices declined following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump.  Additionally, prices moved lower in April and June after a pledge from G-20 leaders to support the global economy and better-than-expected economic data reduced demand for the relative “safety” of government bonds.  Further losses were experienced from short positions in Japanese fixed-income futures as prices increased during June after the Bank of Japan indicated that it remained cautious about the Japanese economy.  Within the currency sector, losses of approximately 2.4% were recorded primarily during February from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan would intervene to weaken the currency, as well as news that Japan’s trade deficit substantially increased in January.  Additional losses were experienced during March, April, and May from short positions in the Canadian dollar and British pound versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after a government report showed U.S. employers cut fewer jobs than forecast, which reduced demand for the U.S. dollar as a “safe haven” currency.  Within the metals markets, losses of approximately 1.2% were incurred throughout a majority of the first six months of the year from short futures positions in copper, nickel, and zinc as prices rose amid speculation that economic stimulus plans in the U.S. and China might help boost demand for base metals.  Elsewhere, short positions in silver futures resulted in losses as prices increased during February after uncertainty regarding the future direction of the global economy spurred demand for precious metals as a “safe haven”.  Further losses were recorded during June from long futures positions in gold and silver as prices reversed lower due to a sharp rise in the value of the U.S. dollar.  Within the global stock index sector, losses of approximately 1.0% were experienced primarily during March, April, and May from short positions in U.S., European, and Pacific Rim equity index futures as prices reversed higher after G-20 leaders indicated that participating governments and central banks would “take whatever further actions are necessary to stabilize the financial system”.  Prices were also supported higher amid an expansion of the U.S. Federal Reserve’s financial-rescue strategy, which boosted speculation that government programs might revive economic growth in the near term.  Smaller losses of approximately 0.6% were incurred within the energy markets, primarily during May and June, from short futures positions in crude oil and its related products as prices increased on optimism that a possible rebound in global economic growth might boost energy demand.  A portion of the Partnership’s losses for the first six months of the year was offset by gains of approximately 0.7% recorded within the agricultural markets from short futures positions in the soybean complex, wheat, and corn as prices declined during the first quarter amid speculation that a global economic recession would further erode demand for food and biofuels.  Additional gains were recorded during May from newly established long positions in soybean meal futures as prices increased on news of record imports in China, the world’s largest purchaser.  Further gains were experienced during June from short positions in wheat futures as prices fell amid larger-than-expected supplies.  Smaller gains were recorded from short futures positions in corn as prices dropped during June after a government report showed U.S. farmers planted more crops than estimated in March.

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

The Partnership’s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-

based instruments.  They are also not based on exchange and/or dealer-based maintenance margin requirements.  VaR models, including the Partnership’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at June 30, 2010 and 2009.  At June 30, 2010 and 2009, the Partnership’s total capitalization was approximately $90 million and $99 million, respectively.

Primary Market	June 30, 2010	June 30, 2009
Risk Category	Value at Risk	Value at Risk

Interest Rate	(1.03)%	(0.38)%

Currency	(0.64)	(0.88)

Equity	(0.14)	(0.49)

Commodity	(0.59)	(0.20)

Aggregate Value at Risk	(1.49)%	(0.65)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2009 through June 30, 2010 and July 1, 2008 through June 30, 2009, respectively.

June 30, 2010
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.03)%	(0.36)%	(0.67)%
Currency	(0.86)	(0.54)	(0.69)
Equity	(2.23)	(0.14)	(1.29)
Commodity	(1.19)	(0.41)	(0.74)
Aggregate Value at Risk	(2.95)%	(1.49)%	(2.10)%

June 30, 2009
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.52)%	(0.20)%	(0.37)%
Currency	(0.88)	(0.19)	(0.45)
Equity	(0.49)	(0.05)	(0.28)
Commodity	(0.79)	(0.20)	(0.38)
Aggregate Value at Risk	(0.93)%	(0.61)%	(0.75)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at June 30, 2010 and 2009, and for the four quarter-end reporting periods from July 1, 2009 through June 30, 2010 and from July 1, 2008 through June 30, 2009, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of June 30, 2010, such amount was equal to approximately 95% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate.  The largest market exposure of the Partnership at June 30, 2010, was to the global interest rate sector.  Exposure was primarily spread across the U.S., European, Japanese, Australian, and Canadian interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries.  The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia.  Demeter anticipates that the G-7 countries’ and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future.  The speculative futures positions held by the Partnership may range from short to long-term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency.  The third largest market exposure of the Partnership at June 30, 2010, was to the currency sector.  The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  At June 30, 2010, the Partnership’s major exposures were to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Equity.  At June 30, 2010, the Partnership had market exposure to the global stock index sector.  Exposure was primarily to equity price risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices.  At June 30, 2010, the Partnership’s primary market exposures were to the DAX (Germany), Euro Stoxx 50 (Europe), Nikkei 225 (Japan), S&P 500 (U.S.), TOPIX (Japan), and NASDAQ 100 (U.S.) stock indices.  The Partnership is typically exposed to the risk of adverse price trends or static markets in the North American, European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Metals.  The second largest market exposure of the Partnership at June 30, 2010, was to the metals sector.  The Partnership's metals exposure was to fluctuations in the price of precious metals, such as gold and silver, as well as base metals, such as aluminum, copper, zinc, nickel, and lead.  Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Soft Commodities and Agriculturals.  At June 30, 2010, the Partnership had market exposure to the markets that comprise these sectors.  Most of the exposure was to the corn, wheat, soybean, cotton, coffee, soybean oil, and soybean meal markets.  Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy.  At June 30, 2010, the Partnership had market exposure to the energy sector.  The Partnership’s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as in natural gas.  Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.  Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2010:

Foreign Currency Balances. The Partnership’s primary foreign currency balances at June 30, 2010, were in euros, Hong Kong dollars, Swedish kronor, New Zealand dollars, Swiss francs, British pounds, Japanese yen, Singapore dollars, Australian dollars, and Canadian dollars.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act) as of June 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2010.

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

-  46 -

PART II.  OTHER INFORMATION

Item 1A.	RISK FACTORS

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

Morgan Stanley Smith Barney Charter WNT L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

August 12, 2010	By:	/s/Christian Angstadt
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.