Form 10-Q
period 2010-09-30
MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
filed 2010-11-10
CIK 1066658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010 or

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
522 Fifth Avenue, 14th Floor
New York, NY	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(212) 296-1999

522 Fifth Avenue, 13th Floor, New York, NY 10036
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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2010

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2010 and December 31, 2009	2

	Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	3

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2010 and 2009	4

	Condensed Schedules of Investments as of September 30, 2010 and December 31, 2009	5

	Notes to Financial Statements	6-23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35-46

Item 4.	Controls and Procedures	46-47

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	48

Item 6.	Exhibits	48

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS	$	$

Trading Equity:
Unrestricted cash	82,160,808	86,689,859
Restricted cash	3,762,948	6,125,936

Total cash	85,923,756	92,815,795

Net unrealized gain on open contracts (MS&Co.)	3,284,650	180,236
Net unrealized gain on open contracts (MSIP)	35,574	290,005

Total net unrealized gain on open contracts	3,320,224	470,241

Options purchased (premiums paid $4,315 and $4,263, respectively)	3,152	2,053

Total Trading Equity	89,247,132	93,288,089

Interest receivable (MSSB)	8,026	1,324

Total Assets	89,255,158	93,289,413

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities

Redemptions payable	2,556,279	558,871
Accrued brokerage fees (MS&Co.)	442,453	479,005
Accrued management fees	147,484	159,668
Options written (premiums received $8,460 and $9,400, respectively)	6,560	4,693

Total Liabilities	3,152,776	1,202,237

Partners’ Capital

Limited Partners (7,075,683.878 and 7,969,131.800 Units, respectively)	85,236,775	91,155,811
General Partner (71,855.857 and 81,422.857 Units, respectively)	865,607	931,365

Total Partners’ Capital	86,102,382	92,087,176

Total Liabilities and Partners’ Capital	89,255,158	93,289,413

NET ASSET VALUE PER UNIT	12.05	11.44

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2010	2009	2010	2009
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	30,388	23,417	69,979	102,726

EXPENSES
Brokerage fees (MS&Co.)	1,325,237	1,448,241	4,046,670	4,972,250
Management fees	441,745	482,749	1,348,890	1,657,417
Incentive fee	–	–	–	117,189

Total Expenses	1,766,982	1,930,990	5,395,560	6,746,856

NET INVESTMENT LOSS	(1,736,594)	(1,907,573)	(5,325,581)	(6,644,130)

TRADING RESULTS
Trading profit (loss):
Realized	592,464	(1,579,238)	7,113,714	(7,060,227)
Net change in unrealized	2,229,826	2,782,217	2,848,223	524,398
	2,822,290	1,202,979	9,961,937	(6,535,829)
Proceeds from Litigation Settlement	40,150	–	40,150	–

Total Trading Results	2,862,440	1,202,979	10,002,087	(6,535,829)

NET INCOME (LOSS)	1,125,846	(704,594)	4,676,506	(13,179,959)

NET INCOME (LOSS) ALLOCATION

Limited Partners	1,115,143	(697,748)	4,629,836	(13,047,358)
General Partner	10,703	(6,846)	46,670	(132,601)

NET INCOME (LOSS) PER UNIT *
	0.16	(0.08)	0.61	(1.47)
Limited Partners	0.16	(0.08)	0.61	(1.47)
General Partner
	Units	Units	Units	Units

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	7,490,037.378	8,414,248.855	7,735,384.027	8,941,574.713

* Based on change in Net Asset Value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2009	8,050,554.657	91,155,811	931,365	92,087,176

Net Income	–	4,629,836	46,670	4,676,506

Redemptions	(903,014.922)	(10,548,872)	(112,428)	(10,661,300)

Partners’ Capital,
September 30, 2010	7,147,539.735	85,236,775	865,607	86,102,382

Partners’ Capital,
December 31, 2008	10,331,687.713	133,141,833	1,352,349	134,494,182

Net Loss	–	(13,047,358)	(132,601)	(13,179,959)

Redemptions	(1,999,366.215)	(24,895,607)	(253,076)	(25,148,683)

Partners’ Capital,
September 30, 2009	8,332,321.498	95,198,868	966,672	96,165,540

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2010 and December 31, 2009 (Unaudited)

Futures and Forward Contracts	Long Unrealized Gain	Percentage of Net Assets	Short Unrealized Loss	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
September 30, 2010, Partnership Partners’ Capital: $86,102,382

Commodity	1,268,344	1.47	(195,689)	(0.23)	1,072,655
Equity	64,060	0.08	(16,061)	(0.02)	47,999
Foreign currency	1,335,026	1.55	(580,389)	(0.67)	754,637
Interest rate	1,457,305	1.69	(73)	–	1,457,232

Grand Total:	4,124,735	4.79	(792,212)	(0.92)	3,332,523

Unrealized Currency Loss				(0.01)	(12,299)

Total Net Unrealized Gain on Open Contracts					3,320,224

Option Contracts	Fair Value	% of Net Assets
	$	%
Options purchased on Futures Contracts	3,152	–
Options purchased on Forward Contracts	–	–
Options written on Futures Contracts	(6,560)	(0.01)
Options written on Forward Contracts	–	–

	Long Unrealized Gain/(Loss)	Percentage of Net Assets	Short Unrealized Gain/(Loss)	Percentage of Net Assets	Net Unrealized Gain/(Loss)
	$	%	$	%	$
December 31, 2009, Partnership Partners’ Capital: $92,087,176

Commodity	445,303	0.48	(110,774)	(0.12)	334,529
Equity	472,905	0.51	(6,447)	(0.01)	466,458
Foreign currency	(307,207)	(0.33)	(21,956)	(0.02)	(329,163)
Interest rate	12,612	0.02	318	–	12,930

Grand Total:	623,613	0.68	(138,859)	(0.15)	484,754

Unrealized Currency Loss				(0.02)	(14,513)

Total Net Unrealized Gain on Open Contracts					470,241

Option Contracts	Fair Value	% of Net Assets
	$	%
Options purchased on Futures Contracts	2,053	–
Options purchased on Forward Contracts	–	–
Options written on Futures Contracts	(4,693)	(0.01)
Options written on Forward Contracts	–	–

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2010

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

1.  Organization
Morgan Stanley Smith Barney Charter WNT L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, "Futures Interests") (refer to Note 4. Financial Instruments).  The Partnership is one of the Morgan Stanley Smith Barney Charter series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Charter Aspect L.P. (“Charter Aspect”), and Morgan Stanley Smith Barney Charter Campbell L.P. (“Charter Campbell”) (collectively, the "Charter Series").  Prior to August 23, 2010, the Charter Series was comprised of the Partnership, Charter Aspect, Charter Campbell, and Managed Futures Charter Graham L.P. (formerly Morgan Stanley Smith Barney Charter Graham L.P.).

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The guidance issued by the Financial Accounting Standards Board (“FASB”) on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2010.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Operations.  Generally, the 2007 through 2009 tax years remain subject to examination by U.S. federal and most state tax authorities.

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains on open contracts, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2010	3,292,360	27,864	3,320,224	Dec. 2012	Dec. 2010
Dec. 31, 2009	470,241	-	470,241	Dec. 2011	-

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

contracts, which funds, in the aggregate, totaled $89,216,116  and $93,286,036 at September 30, 2010 and December 31, 2009, respectively.  With respect to the Partnership’s off-exchange-traded forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts are settled upon

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled upon an agreed upon settlement date.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

5.  Derivatives and Hedging
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

The following tables summarize the valuation of the Partnership’s investments as required by the disclosures about Derivatives and Hedging as of September 30, 2010 and December 31, 2009, respectively.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for nine months (absolute quantity)
	$	$	$	$	$
Commodity	1,455,069	(186,725)	53,566	(249,255)	1,072,655	571
Equity	100,802	(36,742)	1,942	(18,003)	47,999	389
Foreign currency	1,337,457	(2,431)	6,243	(586,632)	754,637	677
Interest rate	1,766,339	(309,034)	279	(352)	1,457,232	1,875
Total	4,659,667	(534,932)	62,030	(854,242)	3,332,523

Unrealized currency loss					(12,299)
Total net unrealized gain on open contracts					3,320,224

		Average number of
	Fair	contracts outstanding for nine months
	Value	(absolute quantity)
Option Contracts	$
Options purchased	3,152	9
Options written	(6,560)	9

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2009:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	574,468	(129,165)	44,484	(155,258)	334,529	436
Equity	479,575	(6,670)	–	(6,447)	466,458	327
Foreign currency	50,370	(357,577)	3,450	(25,406)	(329,163)	476
Interest rate	303,800	(291,188)	13,114	(12,796)	12,930	1,613
Total	1,408,213	(784,600)	61,048	(199,907)	484,754

Unrealized currency loss					(14,513)
Total net unrealized gain on open contracts					470,241

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of
		contracts outstanding
	Fair Value	for the year (absolute quantity)
Option Contracts	$
Options purchased	2,053	5
Options written	(4,693)	5

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2010 and 2009, respectively, as required by the disclosures about Derivatives and Hedging.

The Effect of Trading Activities on the Statements of Operations for the Three and Nine Months Ended September 30, 2010, included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Type of Instrument	$	$

Commodity	(719,627)	(1,092,405)
Equity	(231,852)	(2,254,238)
Foreign currency	(513,929)	2,992,945
Interest rate	4,283,829	10,313,422
Unrealized currency gain	3,869	2,213
Proceeds from Litigation Settlement	40,150	40,150
Total	2,862,440	10,002,087

Line Items on the Statements of Operations for the Three and Nine Months Ended September 30, 2010:
	For the Three Months	For the Nine Months
	Ended September 30, 2010	Ended September 30, 2010
Trading Results	$	$

Realized	592,464	7,113,714
Net change in unrealized	2,229,826	2,848,223
Proceeds from Litigation Settlement	40,150	40,150
Total Trading Results	2,862,440	10,002,087

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

September 30, 2010
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Net unrealized gain on futures contracts	3,292,360	–	n/a	3,292,360
Net unrealized gain on forward contracts	–	27,864	n/a	27,864
Options purchased	3,152	–	n/a	3,152

Liabilities
Options written	(6,560)	–	n/a	(6,560)

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2009
	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Net unrealized gain on futures contracts	470,241	–	n/a	470,241
Options purchased	2,053	–	n/a	2,053

Liabilities
Options written	(4,693)	–	n/a	(4,693)

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

(d)  Subsequent Events
In May 2009, the FASB issued accounting guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  In February 2010, the FASB issued Accounting Standards Update, Subsequent Events – Amendments to Certain Recognition and Disclosures Requirements which was effective immediately, and amends the previous guidance on subsequent events and no longer requires SEC filers to disclose the date through which subsequent events have been evaluated.  Management performed its evaluation of subsequent events and has determined that there were no subsequent events requiring adjustment in

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

the financial statements.  The nature of the subsequent event effective on or about December 1, 2010 is disclosed in the Subsequent Event section on page 23.

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

(g)  Statement of Cash Flows
The Partnership is not required to provide a Statement of Cash Flows as permitted by ASC 230.

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

9.  Subsequent Event
In 2009, Morgan Stanley and Citigroup Inc. combined certain assets of the Global Wealth Management Group of MS&Co., including Demeter, and the Smith Barney division of Citigroup Global Markets Inc. into a new joint venture, MSSBH.  Since their contribution to the joint venture, Demeter and Ceres Managed Futures LLC (“Ceres”), the commodity pool operator for various legacy Citigroup Inc. sponsored commodity pools, have worked closely together to align the operations and management of the commodity pools they oversee.

As a result, MSSBH, together with the unanimous support of the Boards of Directors of Demeter and Ceres, has determined that a combination of the assets and operations of Demeter and Ceres into a single commodity pool operator, Ceres, is in the best interest of the limited partners and believes that this combination will achieve the intended benefits of the joint venture.  Ceres will continue to be wholly owned by MSSBH.  The targeted effective date of the combination is on or about December 1, 2010.  Refer to the 8-K filed on September 14, 2010, for additional information.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity.  The Partnership deposits its assets with MSSB as non-clearing commodity broker and MS&Co. and MSIP as clearing commodity brokers in separate futures, forward and options trading accounts established for the Trading Advisor.  Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds.  Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisor and the ability of the Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2010 and 2009, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2010
The Partnership recorded total trading results including interest income totaling $2,892,828 and expenses totaling $1,766,982, resulting in net income of $1,125,846 for the three months ended September 30, 2010.  The Partnership’s net asset value per Unit increased from $11.89 at June 30, 2010 to $12.05 at September 30, 2010.

The most significant trading gains of approximately 4.9% were recorded in the global interest rate sector, primarily during July and August. In July, gains were achieved from long positions in U.S. fixed-income futures as prices rose on speculation that the U.S. Federal Reserve might resume purchases of U.S. Treasuries if the economy slows. During August, long positions in European, U.S., and Australian fixed-income futures achieved gains as prices climbed higher due to concern that European governments might struggle to repay their debt, while reports added to evidence that Chinese economic growth might be slowing. Prices continued to move higher after reports on manufacturing in the New York region, U.S. home-builder confidence, and Japanese Gross Domestic Product fueled worries over the global economy and spurred demand for the relative “safety” of government bonds. Within the metals sector, gains of approximately 0.7% were achieved primarily during August and September from long futures positions in gold and silver as prices increased on investor demand for the precious metals as an alternative investment due to a drop in the value of the U.S. dollar. A portion of the Partnership’s gains for the quarter was offset by losses of approximately 0.7% experienced in the agricultural complex, primarily during July and August. During July, losses were recorded from short futures positions in wheat as prices moved sharply higher on supply concerns after wet weather disrupted wheat harvesting in the U.S. Midwest and Great Plains. Prices were also pressured higher towards the end of the month amid worries that droughts in Russia and other parts of Europe might diminish global supplies. In August, newly established long positions in wheat futures incurred losses as prices reversed lower on speculation that U.S. supplies might be large enough to offset reduced crops and exports in Russia, Kazakhstan, Canada, and parts of Europe. Within the energy markets, losses of approximately 0.7% were incurred primarily during September from short positions in crude oil futures as prices rose after positive economic indicators restored confidence that the global economic recovery might stimulate energy demand. Furthermore, oil prices increased after a pipeline that carries Canadian crude to refineries in the U.S. Midwest was closed due to a leak. Losses of approximately 0.6% were recorded in currency markets, primarily during July, from short positions in the euro versus the U.S. dollar as the value of the euro moved sharply higher against the U.S. dollar on optimism that the Euro-Zone might be able to recover from its sovereign debt crisis. Within the global stock index sector, losses of approximately 0.3% were incurred primarily during July from short positions in U.S. and European equity index futures as prices increased amid unexpected growth in Europe’s manufacturing and service industries, rising U.K. retail sales, and positive U.S. corporate earnings reports.

The Partnership recorded total trading results including interest income totaling $10,072,066 and expenses totaling $5,395,560, resulting in net income of $4,676,506 for the nine months ended September 30, 2010.  The Partnership’s net asset value per Unit increased from $11.44 at December 31, 2009, to $12.05 at September 30, 2010.

The most significant trading gains of approximately 12.0% were experienced within the global interest rate sector throughout the majority of the first nine months of the year from long positions in U.S., European, and Japanese fixed-income futures.  In this sector, prices increased during the first quarter on concerns that lending restrictions in China, possible reductions in U.S. stimulus measures, and Greece’s fiscal struggles might stifle the global economic rebound, thereby boosting demand for the relative “safety” of government bonds. Prices were then pressured higher during the second quarter amid an unexpected drop in U.S. consumer confidence, increased regulatory scrutiny of the financial industry, and the growing European debt crisis. During the third quarter, prices continued to climb higher due to concern that European governments might struggle to repay their debt and Chinese economic growth might be slowing and after reports on manufacturing in the New York region, U.S. home-builder confidence, and Japanese Gross Domestic Product fueled worries over the global economy. In the currency sector, gains of approximately 3.3% were achieved throughout the majority of the first nine months of the year from short positions in the euro versus the U.S. dollar as the value of the euro trended lower against most of its rivals amid concerns regarding Greece’s mounting debt burden and the aforementioned speculation that those troubles might spread to other European nations. Additional gains were recorded during August from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen increased relative to the U.S. dollar on speculation that reports might show U.S. expansion decelerated, thereby spurring investors to unwind existing carry trades. Within the metals markets, gains of approximately 1.1% were recorded primarily during February, March, and April from long futures positions in gold as prices rose on skepticism that an aid package for Greece would resolve the nation’s debt problem, thereby boosting demand for precious metals as a “safe haven.” Further gains were achieved during August and September from long futures positions in gold and silver on increased investor demand for the “safe haven” of the precious metals as an alternative investment due to a drop in the value of the U.S. dollar. A portion of the Partnership’s gains for the first nine months of the year was offset by losses of approximately 2.5% incurred within the global stock index sector, primarily during January, May, and June, from long positions in U.S., European, and Pacific Rim equity index futures. During January, global equity prices reversed sharply lower amid disappointing U.S. corporate earnings reports, concerns regarding U.S. President Barack Obama’s proposed limits on risk-taking by banks, and speculation that China might raise interest rates. Later in the month, global equity prices continued to fall on mounting concerns over sovereign debt defaults from a number of European countries, most notably Greece, Portugal, and Spain. Additional losses were experienced in these markets during May as prices once again reversed lower on growing concerns that Greece’s sovereign debt crisis might begin to spread throughout Europe. Global equity prices dropped further during the second half of June on concerns regarding weakening growth in China and a slump in U.S. consumer confidence. During July, newly established short positions in U.S. and European equity index futures incurred losses as prices reversed higher amid unexpected growth in Europe’s manufacturing and service industries, rising U.K. retail sales, and positive U.S. corporate earnings reports. Losses of approximately 1.8% were recorded in the energy markets, primarily during May and June, from long futures positions in crude oil and its related products as prices decreased amid worries that Europe’s debt troubles might impede global energy demand. Additional losses were experienced during September from newly established short positions in crude oil futures as prices rose after positive economic indicators restored confidence that the global economic recovery might stimulate energy demand. Furthermore, oil prices increased after a pipeline that carries Canadian crude to refineries in the U.S. Midwest was closed due to a leak. Smaller losses of approximately 0.5% were incurred within the agricultural complex, primarily during July and August.

During July, losses were recorded from short futures positions in wheat as prices moved sharply higher on supply concerns after wet weather disrupted wheat harvesting in the U.S. Midwest and Great Plains. Prices were also pressured higher towards the end of the month amid worries that droughts in Russia and other parts of Europe might diminish global supplies. In August, newly established long positions in wheat futures incurred losses as prices reversed lower on speculation that U.S. supplies might be large enough to offset reduced crops and exports in Russia, Kazakhstan, Canada, and parts of Europe.

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

The most significant trading losses of approximately 2.5% were incurred within the global stock index sector, primarily during March, April, May, July, and August, from short positions in U.S., European, and Pacific Rim equity index futures as prices rose during the first half of the year on speculation that government programs might revive economic growth.  Global equity prices were pressured higher during July and August due to positive economic data and increased merger and acquisition activity in the technology sector.  Within the energy markets, losses of approximately 1.2% were recorded primarily during May, June, and July from short futures positions in crude oil and its related products as prices increased amid better-than-expected quarterly earnings reports and positive economic data, which spurred optimism that energy demand might rebound.  Additional losses were experienced during August from newly established long futures positions in crude oil and its related products as prices reversed lower towards the end of the month due to above-average U.S. stockpiles.  Lastly, during September, both long and short futures positions in crude oil and its related products resulted in losses as prices moved without consistent direction amid conflicting data regarding supply and demand.  Within the currency sector, losses of approximately 1.1% were incurred primarily during February, March, April, May, and August.  During February, losses were recorded from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed lower against most of its rivals amid speculation that the Bank of Japan might intervene to weaken the currency, as well as news that Japan’s trade deficit substantially increased in January.  Additional losses were experienced during March, April, and May from short positions in the Canadian dollar and British pound versus the U.S. dollar as the value of the U.S. dollar moved lower against most of its rivals after improving global economic data reduced demand for the U.S. dollar as a “safe haven” currency.  Further losses were incurred during August from long positions in the British pound versus the U.S. dollar as the value of the British pound declined relative to the U.S. dollar after government reports showed the British economy contracted for a fifth consecutive quarter.  Within the global interest rate sector, losses of approximately 1.0% were recorded primarily during January, April, and June.  During January, losses were experienced from long positions in U.S. and German fixed-income futures as prices declined following news that debt sales might increase as governments around the world boosted spending in an effort to ease the deepening economic slump.  Additionally, prices moved lower in April and June after a pledge from the Group of 20 nation leaders to support the global economy and better-than-expected economic data reduced demand for the relative “safety” of government bonds.  Further losses were incurred from short positions in Japanese fixed-income futures as prices increased during June after the Bank of Japan indicated that it remained cautious about the Japanese economy.  Within the metals markets, losses of approximately 0.9% were recorded primarily during the first six months of the year from short futures positions in copper, nickel, and zinc as prices rose amid speculation that economic stimulus plans in the U.S. and China might help boost demand for base metals.  Prices continued to rise in July following news that China’s economy expanded during the second quarter of 2009.  Elsewhere in the metals complex, short positions in silver futures resulted in losses as prices increased during February after uncertainty regarding the future direction of the global economy spurred demand for precious metals as a “safe haven”.  A portion of the Partnership’s losses for the first nine months of the year was offset by gains of approximately 0.7% experienced within the agricultural sector, primarily during January, February, June, and August, from short futures positions in wheat and corn as prices declined during the first quarter amid speculation that a global economic recession might further erode demand for food and biofuels.  Prices also moved lower during June and August amid larger-than-expected supplies and favorable weather forecasts in the U.S. Midwest.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at September 30, 2010 and 2009.  At September 30, 2010 and 2009, the Partnership’s total capitalization was approximately $86 million and $96 million, respectively.

Primary Market	September 30, 2010	September 30, 2009
Risk Category	Value at Risk	Value at Risk

Interest Rate	(1.18)%	(0.83)%

Equity	(0.90)	(0.94)

Currency	(0.60)	(0.86)

Commodity	(0.97)	(0.41)

Aggregate Value at Risk	(1.81)%	(1.54)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and October 1, 2008 through September 30, 2009, respectively.

September 30, 2010
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.18)%	(0.36)%	(0.75)%
Equity	(2.23)	(0.14)	(1.28)
Currency	(0.73)	(0.54)	(0.62)
Commodity	(1.19)	(0.59)	(0.88)
Aggregate Value at Risk	(2.95)%	(1.49)%	(2.17)%

September 30, 2009
Primary Market Risk Category	High	Low	Average
Interest Rate	(0.83)%	(0.38)%	(0.53)%
Equity	(0.94)	(0.05)	(0.40)
Currency	(0.88)	(0.19)	(0.58)
Commodity	(0.41)	(0.20)	(0.28)
Aggregate Value at Risk	(1.54)%	(0.61)%	(0.90)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at September 30, 2010 and 2009, and for the four quarter-end reporting periods from October 1, 2009 through September 30, 2010 and from October 1, 2008 through September 30, 2009, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of September 30, 2010, such amount was equal to approximately 95% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2010, by market sector.  It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate.  The largest market exposure of the Partnership at September 30, 2010, was to the global interest rate sector.  Exposure was primarily spread across the U.S., European, Japanese, Australian, and Canadian interest rate sectors.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership’s profitability. The Partnership’s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries.  The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia.  Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future.  The speculative futures positions held by the Partnership may range from short to long-term instruments.  Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity.  The third largest market exposure of the Partnership at September 30, 2010, was to the global stock index sector.  Exposure was primarily to equity price risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices.  At September 30, 2010, the Partnership’s primary market exposures were to the S&P 500 (U.S.), DAX (Germany),

Hang Seng (Hong Kong), Nasdaq 100 (U.S.), Euro Stoxx 50 (Europe), H-Shares (Hong Kong), FTSE 100 (U.K.), Nikkei 225 (Japan), Topix (Japan), Dow Jones Industrials (U.S.), S&P 60 (Canada), and Taiwan (Taiwan) stock indices.  The Partnership is typically exposed to the risk of adverse price trends or static markets in the North American, European, and Pacific Rim stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency.  At September 30, 2010, the Partnership had market exposure to the currency sector. The Partnership’s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  Interest rate changes, as well as political and general economic conditions influence these fluctuations.  At September 30, 2010, the Partnership’s major exposures were to outright U.S. dollar positions.  Outright positions consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies.  Demeter does not anticipate that the risk associated with the Partnership’s currency trades will change significantly in the future.

Commodity.
Metals.  The second largest market exposure of the Partnership at September 30, 2010, was to the metals sector.  The Partnership's metals exposure was to fluctuations in the price of precious metals, such as gold and silver, as well as base metals, such as copper, nickel, and zinc.  Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets.

Soft Commodities and Agriculturals.  At September 30, 2010, the Partnership had market exposure to the soft commodities and agricultural sectors.  Most of the exposure was to the soybeans, wheat, corn, soybean meal, soybean oil, sugar, cotton, live cattle, lean hogs, cocoa, and coffee markets.  Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Energy.  At September 30, 2010, the Partnership had market exposure to the energy sector.  The Partnership’s energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as in natural gas.  Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.  Oil and gas prices can be volatile and significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets in the future.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2010:

Foreign Currency Balances. The Partnership’s primary foreign currency balances at September 30, 2010, were in Hong Kong dollars, Singapore dollars, Swiss francs, New Zealand dollars, Swedish kronor, British pounds, Canadian dollars, Australian dollars, and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Demeter, at the time this quarterly report was filed, Demeter’s President (Demeter’s principal executive officer) and Chief Financial Officer (Demeter’s principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Demeter have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2010.

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

-  47 -

PART II.  OTHER INFORMATION

Item 1A.	RISK FACTORS

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

Morgan Stanley Smith Barney Charter WNT L.P.
(Registrant)

	By:	Demeter Management LLC
(General Partner)

November 10, 2010	By:
Christian Angstadt
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.