Form 10-Q
period 2011-06-30
MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
filed 2011-08-12
CIK 1066658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011 or

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

Yes ☒  No ☐

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2011 and December 31, 2010	2

	Condensed Schedule of Investments as of June 30, 2011	3

	Condensed Schedule of Investments as of December 31, 2010	4

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011 and 2010	5

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2011 and 2010	6

	Notes to Financial Statements	7-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30-39

Item 4.	Controls and Procedures	39-40

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	41

Item 6.	Exhibits	41

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS	$	$

Trading Equity:
Unrestricted cash	70,147,720	78,094,582
Restricted cash	5,091,538	2,865,033

Total cash	75,239,258	80,959,615

Net unrealized gain on open contracts (MS&Co.)	6,602	2,156,329
Net unrealized gain (loss) on open contracts (MSIP)	(264,093)	288,889

Total net unrealized gain (loss) on open contracts	(257,491)	2,445,218

Options purchased (premiums paid $4,425 and $4,000, respectively)	898	2,775

Total Trading Equity	74,982,665	83,407,608

Interest receivable (MSSB)	645	6,527

Total Assets	74,983,310	83,414,135

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	607,197	2,102,069
Accrued brokerage fees (MS&Co.)	384,682	399,170
Accrued management fees	96,170	133,056
Options written (premiums received $8,713 and $7,425, respectively)	1,925	5,500

Total Liabilities	1,089,974	2,639,795

Partners’ Capital:

Limited Partners (6,057,122.838 and 6,431,165.896 Units, respectively)	73,027,014	79,881,815
General Partner (71,855.857 and 71,855.857 Units, respectively)	866,322	892,525

Total Partners’ Capital	73,893,336	80,774,340

Total Liabilities and Partners’ Capital	74,983,310	83,414,135

NET ASSET VALUE PER UNIT	12.06	12.42

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2011 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(494,553)	(0.67)
Equity	378,763	0.51
Foreign currency	34,792	0.05
Interest rate	99,675	0.13

Total Futures and Forward Contracts Purchased	18,677	0.02

Futures and Forward Contracts Sold

Commodity	(135,575)	(0.18)
Equity	(90,864)	(0.12)
Foreign currency	(40,218)	(0.06)
Interest rate	–	–

Total Futures and Forward Contracts Sold	(266,657)	(0.36)

Unrealized Currency Loss	(9,511)	(0.01)

Net fair value	(257,491)	(0.35)

Option Contracts	Fair Value	% of Partners’ Capital
	$
Options purchased on Futures Contracts	898	–
Options written on Futures Contracts	(1,925)	–

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
	$
Options purchased on Futures Contracts	2,775	–
Options written on Futures Contracts	(5,500)	(0.01)

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2011	2010	2011	2010
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	3,509	27,609	25,502	39,591

EXPENSES
Brokerage fees (MS&Co.)	1,177,848	1,367,761	2,382,652	2,721,433
Management fees	294,463	455,921	696,064	907,145

Total Expenses	1,472,311	1,823,682	3,078,716	3,628,578

NET INVESTMENT LOSS	(1,468,802)	(1,796,073)	(3,053,214)	(3,588,987)

TRADING RESULTS
Trading profit (loss):
Realized	363,213	5,346,537	3,547,893	6,521,250
Net change in unrealized	(1,461,922)	(2,527,290)	(2,700,148)	618,397

Total Trading Results	(1,098,709)	2,819,247	847,745	7,139,647

NET INCOME (LOSS)	(2,567,511)	1,023,174	(2,205,469)	3,550,660

NET INCOME (LOSS) ALLOCATION

Limited Partners	(2,537,282)	1,012,617	(2,179,266)	3,514,693
General Partner	(30,229)	10,557	(26,203)	35,967

NET INCOME (LOSS) PER UNIT *

Limited Partners	(0.42)	0.13	(0.36)	0.45
General Partner	(0.42)	0.13	(0.36)	0.45

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	6,235,318.954	7,725,829.671	6,344,839.180	7,860,090.611

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2010	6,503,021.753	79,881,815	892,525	80,774,340

Net Loss	–	(2,179,266)	(26,203)	(2,205,469)

Redemptions	(374,043.058)	(4,675,535)	–	(4,675,535)

Partners’ Capital,
June 30, 2011	6,128,978.695	73,027,014	866,322	73,893,336

Partners’ Capital,
December 31, 2009	8,050,554.657	91,155,811	931,365	92,087,176

Net Income	–	3,514,693	35,967	3,550,660

Redemptions	(468,028.157)	(5,415,705)	(42,456)	(5,458,161)

Partners’ Capital,
June 30, 2010	7,582,526.500	89,254,799	924,876	90,179,675

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2011

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Changes in the net asset value per Unit for the three and six months ended June 30, 2011 and 2010 were as follows:

                                                                    For the Three                                                                            For the Six
                                                             Months Ended June 30,                                                       Months Ended June 30,

	2011	2010	2011	2010
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 12.48	$ 11.76	$ 12.42	$ 11.44

Interest Income	– (3)	– (3)	– (3)	0.01
Expenses	(0.24)	(0.24)	(0.49)	(0.46)
Realized Gain (1)	0.06	0.70	0.56	0.82
Unrealized Gain (Loss)	(0.24)	(0.33)	(0.43)	0.08
Net Income (Loss)	(0.42)	0.13	(0.36)	0.45

Net asset value, June 30:	$ 12.06	$ 11.89	$ 12.06	$ 11.89

Ratios to average net assets:
Net Investment Loss (2)	(7.7)%	(7.9)%	(7.9)%	(8.0)%
Expenses before Incentive Fees (2)	7.7%	8.1%	7.9%	8.1%
Expenses after Incentive Fees (2)	7.7%	8.1%	7.9%	8.1%
Net Income (Loss) (2)	(13.4)%	4.5%	(5.7)%	7.9%
Total return before incentive fees	(3.4)%	1.1%	(2.9)%	3.9%
Total return after incentive fees	(3.4)%	1.1%	(2.9)%	3.9%

   (1) Realized Gain is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.
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

The Partnership may buy or write put and call options through listed exchanges and the over-the-counter market.  The buyer of an option has the right to purchase (in the case of a call option) or sell (in the case of a put option) a specified quantity of a specific Futures Interest on the underlying assets at a specified price prior to or on a specified expiration date.  The writer of an option is exposed to the risk of loss if the fair value of the Futures Interest on the underlying asset declines (in the case of a put option) or increases (in the case of a call option).  The writer of an option can never profit by more than the premium paid by the buyer but can potentially lose an unlimited amount.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as described in Note 5.  Derivatives and Hedging as required by the Financial Accounting Standards Board (“FASB”)  Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:
1)	a) One or more “underlyings” and b) one or more “notional amounts” or payment provisions or both;

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
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

The net unrealized gains (losses) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Losses) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2011	(278,733)	21,242	(257,491)	Sep. 2013	Sep. 2011
Dec. 31, 2010	2,407,546	37,672	2,445,218	Mar. 2013	Mar. 2011

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $74,960,525 and $83,367,161 at June 30, 2011 and December 31, 2010, respectively.  With respect to the Partnership’s off-exchange-traded forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the valuation of the Partnership’s investments as of June 30, 2011 and December 31, 2010, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of June 30, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the six months (absolute quantity)
	$	$	$	$	$
Commodity	144,987	(639,540)	103,077	(238,652)	(630,128)	382
Equity	378,763	–	–	(90,864)	287,899	276
Foreign currency	140,733	(105,941)	8,317	(48,535)	(5,426)	399
Interest rate	326,961	(227,286)	–	–	99,675	893
Total	991,444	(972,767)	111,394	(378,051)	(247,980)

Unrealized currency loss					(9,511)
Total net unrealized loss on open contracts					(257,491)

		Average number of
		contracts outstanding for the six months
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	898	8
Options written	(1,925)	8

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	1,764,214	(43,969)	–	(53,370)	1,666,875	537
Equity	160,028	(83,999)	6,260	(1,925)	80,364	381
Foreign currency	944,666	(11,249)	10,887	(109,973)	834,331	620
Interest rate	31,487	(7,829)	369	(147,623)	(123,596)	1,604
Total	2,900,395	(147,046)	17,516	(312,891)	2,457,974

Unrealized currency loss					(12,756)
Total net unrealized gain on open contracts					2,445,218

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of
		contracts outstanding
		for the year (absolute quantity)
Option Contracts at Fair Value	$
Options purchased	2,775	8
Options written	(5,500)	8

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2011 and 2010, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011, included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Type of Instrument	$	$

Commodity	(1,378,776)	495,928
Equity	(590,410)	(64,320)
Foreign currency	911,781	792,505
Interest rate	(42,218)	(379,613)
Unrealized currency gain	914	3,245
Total	(1,098,709)	847,745

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2011:
	For the Three Months	For the Six Months
	Ended June 30, 2011	Ended June 30, 2011
Trading Results	$	$

Realized	363,213	3,547,893
Net change in unrealized	(1,461,922)	(2,700,148)
Total Trading Results	(1,098,709)	847,745

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2010, included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2010	Ended June 30, 2010
Type of Instrument	$	$

Commodity	(1,337,836)	(372,778)
Equity	(2,660,929)	(2,022,386)
Foreign currency	2,128,503	3,506,875
Interest rate	4,691,381	6,029,593
Unrealized currency loss	(1,872)	(1,657)
Total	2,819,247	7,139,647

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2010:
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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

June 30, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	1,063,731	–	n/a	1,063,731
Forwards	–	39,107	n/a	39,107
Options Purchased	898	–	n/a	898

Total Assets	1,064,629	39,107	n/a	1,103,736

Liabilities
Futures	1,336,213	–	n/a	1,336,213
Forwards	–	14,605	n/a	14,605
Options Written	1,925	–	n/a	1,925

Total Liabilities	1,338,138	14,605	n/a	1,352,743

Unrealized currency loss				(9,511)

* Net fair value	(273,509)	24,502	n/a	(258,518)

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	2,868,141	–	n/a	2,868,141
Forwards	–	49,770	n/a	49,770
Options Purchased	2,775	–	n/a	2,775

Total Assets	2,870,916	49,770	n/a	2,920,686

Liabilities
Futures	447,839	–	n/a	447,839
Forwards	–	12,098	n/a	12,098
Options Written	5,500	–	n/a	5,500

Total Liabilities	453,339	12,098	n/a	465,437

Unrealized currency loss				(12,756)

*Net fair value	2,417,577	37,672	n/a	2,442,493

* This amount comprises the “Total net unrealized gain (loss) on open contracts” and “Options purchased” and “Options written” on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.  Other Pronouncements
In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRSs”).” The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRSs. However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The ASU is effective for annual and interim periods beginning after December 15, 2011 for public entities. This new guidance is not expected to have a material impact on the Partnership’s financial statements.

8. Restricted and Unrestricted Cash

As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on only offset LME positions.  All of these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2007 through
2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

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

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.”  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisor and the ability of the Trading

Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and six month periods ended June 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2011
The Partnership recorded total trading results including interest income totaling $(1,095,200) and expenses totaling $1,472,311, resulting in a net loss of $2,567,511 for the three months ended June 30, 2011.  The Partnership’s net asset value per Unit decreased from $12.48 at March 31, 2011 to $12.06 at June 30, 2011.

The most significant trading losses were incurred within the energy sector, primarily during May and June, from long futures positions in crude oil and its related products as prices moved lower amid concern that energy demand may weaken. Within the global stock index markets, losses were recorded primarily during June from long positions in U.S. equity index futures as prices declined after Greece neared bankruptcy and the debt ratings of Portugal and Spain were downgraded, spurring concern about the pace of the global economic recovery. Within the agricultural complex, losses were experienced primarily during June from long positions in corn futures as prices declined sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings. Losses were incurred within the global interest rate sector, primarily during April, from short positions in European fixed-income futures as prices moved higher after Standard & Poor’s put a “negative” outlook on the United States’ AAA credit rating, prompting demand for an alternative to U.S. Treasuries. Additional losses were recorded during June due to long positions in U.S. fixed income futures as prices reversed lower at the end of the month. Within the metals complex, losses were experienced primarily during May due to long positions in silver futures as prices fell sharply from a 31-year high. Further losses were incurred within this sector during June from long futures positions in gold and silver as prices fell after a rising U.S. dollar diminished the appeal of precious metals as an alternative investment. A portion of the Partnership’s losses during the quarter was offset by gains achieved within the currency markets, primarily during April, from long positions in the euro, Australian dollar, and Swiss franc versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies.

The Partnership recorded total trading results including interest income totaling $873,247 and expenses totaling $3,078,716, resulting in a net loss of $2,205,469 for the six months ended June 30, 2011.  the Partnership’s net asset value per Unit decreased from $12.42 at December 31, 2010 to $12.06 at June 30, 2011.

The most significant trading losses were incurred in the global interest rate sector, primarily during February, from short positions in U.S. fixed-income futures as prices increased amid a “flight-to-safety” spurred by geopolitical concerns in the Middle East and North Africa. Additional losses were experienced in this sector during April due to short positions in European fixed-income futures. Within the agricultural complex, small losses were recorded primarily during June as long positions in corn futures resulted in losses as prices declined sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings. A portion of the Partnership’s losses for the first half of the year was offset by gains achieved within the currency markets, primarily during April, from long positions in the euro, Australian dollar, and Swiss franc versus the U.S. dollar as the value of these currencies rose against the U.S. dollar after better-than-expected corporate earnings reports and signs of global growth spurred demand for higher-yielding currencies. Within the energy markets, gains were recorded throughout the majority of the first four months of the year from long futures positions in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa. Gains were experienced within the metals sector, primarily during February, from long futures positions in gold and silver as prices of gold futures reached an all-time high and prices of silver futures extended a rally to a 30-year high. Further gains were recorded during April due to long positions in gold futures as prices reached a new all-time high. Lastly, gains were achieved within the global stock index markets, primarily during January and February, due to long positions in U.S. and European equity index futures as prices rose after improving economic reports and speculation regarding the containment of Europe’s debt crisis boosted confidence in a global economic recovery.

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

The Partnership’s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total net assets by primary market risk category at June 30, 2011 and December 31, 2010.  At June 30, 2011 and December 31, 2010, the Partnership’s total capitalization was approximately $74 million and $81 million, respectively.

Primary Market	June 30, 2011	December 31, 2010
Risk Category	Value at Risk	Value at Risk

Interest Rate	(1.07)%	(0.26)%

Currency	(0.84)	(0.42)

Equity	(0.69)	(1.33)

Commodity	(0.68)	(1.52)

Aggregate Value at Risk	(1.71)%	(2.97)%

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

The tables below supplement the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and January 1, 2010 through December 31, 2010, respectively.

June 30, 2011
Primary Market Risk Category	High	Low	Average
Interest Rate	(1.18)%	(0.26)%	(0.69)%
Currency	(0.84)	(0.42)	(0.66)
Equity	(1.33)	(0.69)	(0.97)
Commodity	(1.52)	(0.68)	(1.12)
Aggregate Value at Risk	(2.99)%	(1.71)%	(2.37)%

December 31, 2010
Primary Market Risk Category	High	Low	Average
Equity	(2.23)%	(0.14)%	(1.15)%
Currency	(0.73)	(0.42)	(0.60)
Interest Rate	(1.18)	(0.26)	(0.73)
Commodity	(1.52)	(0.59)	(1.07)
Aggregate Value at Risk	(2.97)%	(1.49)%	(2.30)%

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures and on an aggregate basis at June 30, 2011 and December 31, 2010, and for the four quarter-end reporting periods from July 1, 2010 through June 30, 2011 and from January 1, 2010 through December 31, 2010, respectively.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MSSB; as of June 30, 2011, such amount was equal to approximately 94% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors through the selection of a Trading Advisor and by daily monitoring its performance.  In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisor.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2011.

Changes in Internal Control over Financial Reporting
There have been no significant changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met.  Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

-  40 -

PART II.  OTHER INFORMATION

Item 1A.	RISK FACTORS

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

Morgan Stanley Smith Barney Charter WNT L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 12, 2011	By:	/s/Jennifer Magro
Jennifer Magro
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.