Form 10-Q
period 2011-09-30
MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
filed 2011-11-09
CIK 1066658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2011

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2011 and December 31, 2010	2

	Condensed Schedule of Investments as of September 30, 2011	3

	Condensed Schedule of Investments as of December 31, 2010	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011 and 2010	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2011 and 2010	6

	Notes to Financial Statements	7-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32-41

Item 4.	Controls and Procedures	41-42

	PART II. OTHER INFORMATION

Item 1A.	Risk Factors	43

Item 6.	Exhibits	43-44

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS	$	$

Trading Equity:
Unrestricted cash	72,354,987	78,094,582
Restricted cash	3,154,435	2,865,033

Total cash	75,509,422	80,959,615

Net unrealized gain on open contracts (MS&Co.)	458,939	2,156,329
Net unrealized gain on open contracts (MSIP)	206,955	288,889

Total net unrealized gain on open contracts	665,894	2,445,218

Options purchased (premiums paid $6,665 and $4,000, respectively)	13,725	2,775

Total Trading Equity	76,189,041	83,407,608

Interest receivable (MSSB)	1,398	6,527

Total Assets	76,190,439	83,414,135

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	477,263	2,102,069
Accrued brokerage fees (MS&Co.)	379,401	399,170
Accrued management fees	94,850	133,056
Options written (premiums received $12,490 and $7,425, respectively)	25,880	5,500

Total Liabilities	977,394	2,639,795

Partners’ Capital:

Limited Partners (5,803,955.443 and 6,431,165.896 Units, respectively)	74,293,257	79,881,815
General Partner (71,855.857 and 71,855.857 Units, respectively)	919,788	892,525

Total Partners’ Capital	75,213,045	80,774,340

Total Liabilities and Partners’ Capital	76,190,439	83,414,135

NET ASSET VALUE PER UNIT	12.80	12.42

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2011 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(681,615)	(0.91)
Equity	(19,345)	(0.02)
Foreign currency	(284,360)	(0.38)
Interest rate	581,448	0.77

Total Futures and Forward Contracts Purchased	(403,872)	(0.54)

Futures and Forward Contracts Sold

Commodity	1,052,707	1.40
Equity	(96,587)	(0.13)
Foreign currency	165,075	0.22
Interest rate	1,302	–

Total Futures and Forward Contracts Sold	1,122,497	1.49

Unrealized Currency Loss	(52,731)	(0.07)

Net fair value	665,894	0.88

Option Contracts	Fair Value	% of Partners’ Capital
	$
Options purchased on Futures Contracts	13,725	0.02
Options written on Futures Contracts	(25,880)	(0.03)

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2011	2010	2011	2010
	$	$	$	$
INVESTMENT INCOME
Interest income (MSSB)	4,792	30,388	30,294	69,979

EXPENSES
Brokerage fees (MS&Co.)	1,126,468	1,325,237	3,509,120	4,046,670
Management fees	281,616	441,745	977,680	1,348,890

Total Expenses	1,408,084	1,766,982	4,486,800	5,395,560

NET INVESTMENT LOSS	(1,403,292)	(1,736,594)	(4,456,506)	(5,325,581)

TRADING RESULTS
Trading profit (loss):
Realized	5,025,353	592,464	8,573,246	7,113,714
Net change in unrealized	913,794	2,229,826	(1,786,354)	2,848,223
	5,939,147	2,822,290	6,786,892	9,961,937
Proceeds from Litigation Settlement	–	40,150	–	40,150

Total Trading Results	5,939,147	2,862,440	6,786,892	10,002,087

NET INCOME	4,535,855	1,125,846	2,330,386	4,676,506

NET INCOME ALLOCATION

Limited Partners	4,482,389	1,115,143	2,303,123	4,629,836
General Partner	53,466	10,703	27,263	46,670

NET INCOME PER UNIT *

Limited Partners	0.74	0.16	0.38	0.61
General Partner	0.74	0.16	0.38	0.61

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	6,009,045.251	7,490,037.378	6,231,677.856	7,735,384.027

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2010	6,503,021.753	79,881,815	892,525	80,774,340

Net Income	–	2,303,123	27,263	2,330,386

Redemptions	(627,210.453)	(7,891,681)	–	(7,891,681)

Partners’ Capital,
September 30, 2011	5,875,811.300	74,293,257	919,788	75,213,045

Partners’ Capital,
December 31, 2009	8,050,554.657	91,155,811	931,365	92,087,176

Net Income	–	4,629,836	46,670	4,676,506

Redemptions	(903,014.922)	(10,548,872)	(112,428)	(10,661,300)

Partners’ Capital,
September 30, 2010	7,147,539.735	85,236,775	865,607	86,102,382

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.”) (formerly, Morgan Stanley & Co. Incorporated) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading on options on foreign currency forward contracts.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MSSB is the principal subsidiary of MSSBH.  MS&Co. and MSIP are wholly-owned subsidiaries of Morgan Stanley. Winton Capital Management Limited (the “Trading Advisor”) is the trading advisor to the Partnership.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Changes in the net asset value per Unit for the three and nine months ended September 30, 2011 and 2010 were as follows:
                                                                    For the Three Months                                                       For the Nine Months
                                                                      Ended September 30,                                                         Ended September 30,

	2011	2010	2011	2010
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 12.06	$ 11.89	$ 12.42	$ 11.44

Interest Income	– (3)	– (3)	– (3)	0.01
Expenses	(0.24)	(0.24)	(0.72)	(0.70)
Realized/Unrealized Gain (1)	0.98	0.40	1.10	1.30
Net Gain	0.74	0.16	0.38	0.61

Net asset value, September 30:	$ 12.80	$ 12.05	$ 12.80	$ 12.05

Ratios to average net assets:
Net Investment Loss (2)	(7.4)%	(7.9)%	(7.7)%	(8.0)%
Expenses before Incentive Fees (2)	7.4%	8.1%	7.8%	8.1%
Expenses after Incentive Fees (2)	7.4%	8.1%	7.8%	8.1%
Net Gain (2)	23.8%	5.1%	4.0%	7.0%
Total return before incentive fees	6.1%	1.3%	3.1%	5.3%
Total return after incentive fees	6.1%	1.3%	3.1%	5.3%

   (1) Realized/Unrealized Gain is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.
   (2) Annualized (except for incentive fees, if applicable).

 (3) Amounts less than $0.005 per Unit.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3. Related Party Transactions
The Partnership’s cash is on deposit with MSSB, MS&Co., and MSIP, in Futures Interests trading accounts to meet margin requirements as needed.  Monthly, MSSB credits the Partnership with interest income received from MS&Co. and MSIP.  Such amount is based on 100% of its average daily funds held at  MS&Co. and MSIP to meet margin requirements at a rate approximately equivalent to what the commodity brokers pay or charge other similar customers on margin deposits.  In addition, MSSB credits the Partnership at each month end with interest income on 100% of the Partnership’s assets not deposited as margin at a rate equal to the monthly average of the 4-week U.S. Treasury bill discount rate during such month.  MSSB retains any interest earned in excess of the interest paid by MSSB to the Partnership.  For purposes of such interest payments, net assets do not include monies owed to the Partnership on forward contracts and other Futures Interests.  The Partnership pays a flat rate brokerage fee to MSSB which then pays or reimburses the Partnership for all fees and costs charged or incurred by MS&Co., MSIP or any other entity acting as a commodity broker for the Partnership.

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

The net unrealized gains (loss) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:

	Net Unrealized Gains (Loss) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2011	724,424	(58,530)	665,894	Dec. 2013	Dec. 2011
Dec. 31, 2010	2,407,546	37,672	2,445,218	Mar. 2013	Mar. 2011

The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $76,233,846 and $83,367,161 at September 30, 2011 and December 31, 2010, respectively.  With respect to the Partnership’s off-exchange-traded forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2011 and December 31, 2010, respectively.

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$
Commodity	18,670	(700,285)	1,082,887	(30,180)	371,092	372
Equity	–	(19,345)	43,420	(140,007)	(115,932)	258
Foreign currency	34,683	(319,043)	237,471	(72,396)	(119,285)	389
Interest rate	689,951	(108,503)	1,302	–	582,750	1,114
Total	743,304	(1,147,176)	1,365,080	(242,583)	718,625

Unrealized currency loss					(52,731)
Total net unrealized gain on open contracts					665,894

		Average number of
		contracts outstanding for the nine months
		(absolute quantity)
Option Contracts at Fair Value	$
Options purchased	13,725	7
Options written	(25,880)	7

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2010:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	1,764,214	(43,969)	–	(53,370)	1,666,875	537
Equity	160,028	(83,999)	6,260	(1,925)	80,364	381
Foreign currency	944,666	(11,249)	10,887	(109,973)	834,331	620
Interest rate	31,487	(7,829)	369	(147,623)	(123,596)	1,604
Total	2,900,395	(147,046)	17,516	(312,891)	2,457,974

Unrealized currency loss					(12,756)
Total net unrealized gain on open contracts					2,445,218

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of
		contracts outstanding
		for the year (absolute quantity)
Option Contracts at Fair Value	$
Options purchased	2,775	8
Options written	(5,500)	8

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2011 and 2010, respectively.
The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011, included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Type of Instrument	$	$

Commodity	1,423,458	1,919,386
Equity	(936,418)	(1,000,737)
Foreign currency	(1,126,419)	(333,914)
Interest rate	6,621,745	6,242,132
Unrealized currency loss	(43,219)	(39,975)
Total	5,939,147	6,786,892

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2011:
	For the Three Months	For the Nine Months
	Ended September 30, 2011	Ended September 30, 2011
Trading Results	$	$

Realized	5,025,353	8,573,246
Net change in unrealized	913,794	(1,786,354)
Total Trading Results	5,939,147	6,786,892

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2010, included in Total Trading Results:

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2010:
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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	2,088,576	–	n/a	2,088,576
Forwards	–	19,808	n/a	19,808
Options Purchased	13,725	–	n/a	13,725

Total Assets	2,102,301	19,808	n/a	2,122,109

Liabilities
Futures	1,311,421	–	n/a	1,311,421
Forwards	–	78,338	n/a	78,338
Options Written	25,880	–	n/a	25,880

Total Liabilities	1,337,301	78,338	n/a	1,415,639

Unrealized currency loss				(52,731)

*Net fair value	765,000	(58,530)	n/a	653,739

December 31, 2010	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	2,868,141	–	n/a	2,868,141
Forwards	–	49,770	n/a	49,770
Options Purchased	2,775	–	n/a	2,775

Total Assets	2,870,916	49,770	n/a	2,920,686

Liabilities
Futures	447,839	–	n/a	447,839
Forwards	–	12,098	n/a	12,098
Options Written	5,500	–	n/a	5,500

Total Liabilities	453,339	12,098	n/a	465,437

Unrealized currency loss				(12,756)

*Net fair value	2,417,577	37,672	n/a	2,442,493

* This amount comprises the “Total net unrealized gain on open contracts” and “Options purchased” and “Options written” on the Statements of Financial Condition.

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2008 through 2010 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

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

Results of Operations
General.  The Partnership’s results depend on the Trading Advisor and the ability of the Trading

Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.  The following presents a summary of the Partnership’s operations for the three and nine month periods ended September 30, 2011 and 2010, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 21 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” for open unrealized contracts, and recorded as “Realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

For the Three and Nine Months Ended September 30, 2011
The Partnership recorded total trading results including interest income totaling $5,943,939 and expenses totaling $1,408,084, resulting in net income of $4,535,855 for the three months ended September 30, 2011.  The Partnership’s net asset value per Unit increased from $12.06 at June 30, 2011 to $12.80 at September 30, 2011.

The most significant trading gains were achieved within the global interest rate sector from long positions in European, U.S., and Australian fixed income futures as prices advanced higher throughout the majority of the quarter due to concern about the European sovereign debt crisis and a faltering global economy. Within the metals markets, gains were recorded primarily during July and August due to long positions in gold futures after prices increased as escalating concern that the global economy is slowing boosted demand for the precious metal. A portion of the Partnership’s gains during the quarter was offset by losses incurred within the currency sector, primarily during August, due to long positions in the Australian dollar, Canadian dollar, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar was boosted higher against these currencies by “safe haven” demand following central bank intervention in the Japanese yen. Additional losses were recorded in this sector during September due to long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as the value of these “commodity currencies” moved lower in tandem with declining commodity prices. Losses were also experienced within the global stock index markets, primarily during July and August, from long positions in U.S. and European equity index futures as prices dropped in response to the European debt crisis and Standard & Poor’s downgrade of the United States’ sovereign credit rating. Within the energy sector, losses were incurred primarily during August due to long futures positions in crude oil and its related products as prices fell on concern energy demand may falter amid slowing economic growth in the U.S. and a deepening debt crisis in Europe.

The Partnership recorded total trading results including interest income totaling $6,817,186 and expenses totaling $4,486,800, resulting in net income of $2,330,386 for the nine months ended September 30, 2011.  The Partnership’s net asset value per Unit increased from $12.42 on December 31, 2010 to $12.80 at September 30, 2011.

The most significant trading gains were achieved within the global interest rate sector, primarily during the third quarter, from long positions in European, U.S., and Australian fixed income futures as prices advanced higher due to concern about the European sovereign debt crisis and a faltering global economy. Within the metals markets, gains were recorded primarily during February from long futures positions in gold and silver as prices of gold futures reached an all-time high and prices of silver futures extended a rally to a 30-year high. Further gains were experienced during April due to long positions in gold futures as prices continued upward trends, reaching a new all-time high. During July and August, long positions in gold futures resulted in gains after prices increased as escalating concern that the global economy is slowing boosted demand for the precious metal. Within the energy sector, gains were achieved primarily during the first four months of the year from long futures positions in crude oil and its related products as prices rose amid an escalation in political instability in the Middle East and North Africa. A portion of the Partnership’s gains for the first nine months of the year was offset by losses incurred within the global stock index markets, primarily during June, July, and August, as prices fell amid concern about the European sovereign debt crisis and a faltering global economy. Within the currency sector, losses were recorded primarily during May due to long positions in the euro versus the U.S. dollar as the value of the euro fell after Standard & Poor’s downgraded Greece’s credit rating, prompting concern that the European sovereign debt crisis may escalate. During August, long positions in the Australian dollar, Canadian dollar, and Mexican peso versus the U.S. dollar resulted in losses as the value of the U.S. dollar was boosted higher against these currencies by “safe haven” demand following central bank intervention in the Japanese yen. Additional losses were recorded in this sector during September due to long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as the value of these “commodity currencies” moved lower in tandem with declining commodity prices. Within the agricultural complex, small losses were recorded primarily during June from long positions in corn futures as prices declined sharply after the U.S. Department of Agriculture revealed larger-than-expected plantings.

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

                                                                                                                                                                               - 31 -

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

The Partnership accounts for open positions on the basis of fair value accounting principles.  Any loss in the market value of the Partnership’s open positions is directly reflected in the Partnership’s earnings and cash flow.

The Partnership’s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of VaR.  Prior to June 30, 2011, the Partnership estimated VaR using a model based upon historical simulation (with a confidence level of 99%) which involved constructing a distribution of hypothetical daily changes in the value of a trading portfolio.  The VaR model took into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value were based on daily percentage changes observed in key market indices or other market factors (“market risk factors”) to which the portfolio was sensitive.  The one-day 99% confidence level of the Partnership’s VaR corresponded to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome.  Ceres used approximately four years of daily market data (1,000 observations) and re-valued its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period.  This generated a probability distribution of daily “simulated profit and loss” outcomes.  The VaR was the appropriate percentile of this distribution.  For example, the 99% one-day VaR would represent the 10th worst outcome from Ceres’ simulated profit and loss series.

The Partnership’s VaR computations were based on the risk representation of the underlying benchmark for each instrument or contract and did not distinguish between exchange and non-exchange dealer-based instruments.  They were also not based on exchange and/or dealer-based maintenance margin requirements.  VaR models, including the Partnership’s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve.  Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisor in their daily risk management activities.  Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

Starting with the third quarter 2011, exchange maintenance margin requirements have been used by the Partnership as the measure of its use.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval.  Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to VaR.

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2011 and the highest, lowest and average values during the three months ended September 30, 2011.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  As of September 30, 2011, the Partnership’s total capitalization was $75 million.
		% of Total
Market Sector	VaR	Capitalization

Currency	$568,916	0.76%

Interest Rate	$1,477,116	1.96%

Equity	$487,542	0.65%

Commodity	$986,971	1.31%

Total	$3,520,545	4.68%

                                                                                                                    Three Months Ended September 30, 2011
	High	Low	Average
Market Sector	VaR	VaR	VaR *

Currency	$1,597,340	$555,963	$1,188,700

Interest Rate	$2,367,826	$1,477,116	$1,860,185

Equity	$1,285,338	$487,542	$893,323

Commodity	$1,610,976	$874,330	$1,220,653

* Average of month-end VaR.

The following table indicates the VaR associated with the Partnership’s open positions as a percentage of total Partner’s Capital by primary market risk category at December 31, 2010.  At December 31, 2010, the Partnership’s total capitalization was approximately $81 million.

Primary Market	December 31, 2010
Risk Category	VaR

Interest Rate	(0.26)%

Currency	(0.42)

Equity	(1.33)

Commodity	(1.52)

Aggregate Value at Risk	(2.97)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category.  The Aggregate Value at Risk listed above represents the VaR of the Partnership’s open positions across all the market categories, and can be less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day.  Such change could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership’s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting period from January 1, 2010 through December 31, 2010.

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

The VaR tables provided present the results of the Partnership’s VaR for each of the Partnership’s market risk exposures at September 30, 2011 and market risk exposures and on an aggregate basis at December 31, 2010, and for the three months from July 1, 2011 through September 30, 2011 and twelve months from January 1, 2010 through December 31, 2010.  VaR is not necessarily representative of the Partnership’s historic risk, nor should it be used to predict the Partnership’s future financial performance or its ability to manage or monitor risk.  There can be no assurance that the Partnership’s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin.  These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in unrestricted cash at MSSB; as of September 30, 2011, such amount was equal to approximately 96% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer
(Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2011.

Changes in Internal Control over Financial Reporting
There have been no changes during the period covered by this quarterly report in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting.

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

Item 6.	EXHIBITS

31.01*	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*
Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*
Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

101.DEF*	XBRL Taxonomy Extension Definition Document

Notes to Exhibits List

*Submitted electronically herewith.

Pursuant to applicable securities laws and regulations, the Partnership is deemed to have complied with the reporting obligation relating to the submission of interactive data files in Exhibit 101 to this report and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Partnership has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Morgan Stanley Smith Barney Charter WNT L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 9, 2011	By:	/s/Brian Center
Brian Centner
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.