Form 10-Q
period 2012-03-31
MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
filed 2012-05-11
CIK 1066658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012 or

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
INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2012

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of March 31, 2012 and December 31, 2011	2

	Condensed Schedule of Investments as of March 31, 2012	3

	Condensed Schedule of Investments as of December 31, 2011	4

	Statements of Income and Expenses for the Quarters Ended March 31, 2012 and 2011	5

	Statements of Changes in Partners’ Capital for the Quarters Ended March 31, 2012 and 2011	6

	Notes to Financial Statements	7-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31-39

Item 4.	Controls and Procedures	39-40

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 4.	Mine Safety Disclosures	41

Item 6.	Exhibits	41-42

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS	$	$

Trading Equity:
Unrestricted cash	58,624,149	66,435,896
Restricted cash	7,166,384	5,028,161

Total cash	65,790,533	71,464,057

Net unrealized gain (loss) on open contracts (MS&Co.)	(49,194)	1,351,525
Net unrealized gain (loss) on open contracts (MSIP)	(160,136)	125,032

Total net unrealized gain (loss) on open contracts	(209,330)	1,476,557

Options purchased (premiums paid $4,345 and $5,205, respectively)	2,010	1,720

Total Trading Equity	65,583,213	72,942,334

Interest receivable (MSSB)	4,640	209

Total Assets	65,587,853	72,942,543

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	1,328,701	2,942,794
Accrued brokerage fees (MS&Co.)	330,571	358,188
Accrued management fees	82,643	89,546
Options written (premiums received $9,020 and $10,715, respectively)	4,863	3,973

Total Liabilities	1,746,778	3,394,501

Partners’ Capital:

Limited Partners (5,132,754.322 and 5,437,265.572 Units, respectively)	63,156,985	68,640,922
General Partner (55,595.857 and 71,855.857 Units, respectively)	684,090	907,120

Total Partners’ Capital	63,841,075	69,548,042

Total Liabilities and Partners’ Capital	65,587,853	72,942,543

NET ASSET VALUE PER UNIT	12.30	12.62

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2012 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(278,931)	(0.43)
Equity	382,095	0.59
Foreign currency	(102,222)	(0.16)
Interest rate	48,391	0.07

Total Futures and Forward Contracts Purchased	49,333	0.07

Futures and Forward Contracts Sold

Commodity	91,481	0.14
Equity	(4,157)	– (1)
Foreign currency	(280,832)	(0.44)
Interest rate	(18,993)	(0.03)

Total Futures and Forward Contracts Sold	(212,501)	(0.33)

Unrealized Currency Loss	(46,162)	(0.07)

Net fair value	(209,330)	(0.33)

Option Contracts	Fair Value	% of Partners’ Capital
	$
Options purchased on Future Contracts	2,010	– (1)
Options written on Future Contracts	(4,863)	(0.01)

(1)  Amounts less than 0.005%.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2011

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(258,232)	(0.37)
Equity	66,115	0.09
Foreign currency	203,104	0.29
Interest rate	855,333	1.23

Total Futures and Forward Contracts Purchased	866,320	1.24

Futures and Forward Contracts Sold

Commodity	102,262	0.15
Equity	1,050	– (1)
Foreign currency	558,665	0.80
Interest rate	(1,863)	– (1)

Total Futures and Forward Contracts Sold	660,114	0.95

Unrealized Currency Loss	(49,877)	(0.07)

Net fair value	1,476,557	2.12

Option Contracts	Fair Value	% of Partners’ Capital
	$
Options purchased on Future Contracts	1,720	– (1)
Options written on Future Contracts	(3,973)	(0.01)

(1)  Amounts less than 0.005%.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Quarters Ended March 31,

	2012	2011
	$	$
INVESTMENT INCOME
Interest income (MSSB)	8,629	21,993

EXPENSES
Brokerage fees (MS&Co.)	1,024,206	1,204,804
Management fees	256,051	401,601

Total Expenses	1,280,257	1,606,405

NET INVESTMENT LOSS	(1,271,628)	(1,584,412)

TRADING RESULTS
Trading profit (loss):
Net realized	1,254,692	3,184,680
Net change in unrealized	(1,687,322)	(1,238,226)

Total Trading Results	(432,630)	1,946,454

NET INCOME (LOSS)	(1,704,258)	362,042

NET INCOME (LOSS) ALLOCATION

Limited Partners	(1,681,226)	358,016
General Partner	(23,032)	4,026

NET INCOME (LOSS) PER UNIT *

Limited Partners	(0.32)	0.06
General Partner	(0.32)	0.06

	Units	Units
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING	5,412,519.188	6,455,576.297

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Quarters Ended March 31, 2012 and 2011
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2011	5,509,121.429	68,640,922	907,120	69,548,042

Net Loss	–	(1,681,226)	(23,032)	(1,704,258)

Redemptions	(320,771.250)	(3,802,711)	(199,998)	(4,002,709)

Partners’ Capital,
March 31, 2012	5,188,350.179	63,156,985	684,090	63,841,075

Partners’ Capital,
December 31, 2010	6,503,021.753	79,881,815	892,525	80,774,340

Net Income	–	358,016	4,026	362,042

Redemptions	(195,180.252)	(2,432,921)	–	(2,432,921)

Partners’ Capital,
March 31, 2011	6,307,841.501	77,806,910	896,551	78,703,461

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Smith Barney Charter WNT L.P. (the “Partnership”).  The financial statements and condensed notes herein should be read in conjunction with the Partnership’s Annual Report on Form 10-K for the fiscal year ending December 31, 2011.

1.  Organization
Morgan Stanley Smith Barney Charter WNT L.P. is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”) (refer to Note 4, Financial Instruments).  The Partnership is one of the Morgan Stanley Smith Barney Charter series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Charter Aspect L.P., and Morgan Stanley Smith Barney Charter Campbell L.P. (collectively, the “Charter Series”).

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership’s general partner is Ceres Managed Futures LLC (“Ceres” or the “General Partner”).  The non-clearing commodity broker is Morgan Stanley Smith Barney LLC (“MSSB”).  The clearing commodity brokers are Morgan Stanley & Co. LLC (“MS&Co.”) and Morgan Stanley & Co. International plc (“MSIP”).  MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange (“LME”). Morgan Stanley Capital Group Inc. (“MSCG”) acts as the counterparty on all trading on options on foreign currency forward contracts.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is majority-owned indirectly by Morgan Stanley and minority-owned indirectly by Citigroup Inc.  MSSB is the principal subsidiary of MSSBH.  MS&Co. and MSIP are wholly-owned subsidiaries of Morgan Stanley. Winton Capital Management Limited (“Winton”) (the “Trading Advisor”) is the trading advisor to the Partnership.

Effective January 1, 2012, Winton in consultation with General Partner, agreed to increase the amount of leverage applied to the Partnership’s assets allocated to Winton to 1.5 times and trades pursuant to Winton’s Diversified Program.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three months ended March 31, 2012 and 2011 were as follows:
                         For the Quarters Ended March 31,

	2012	2011
Per Unit operating performance:
Net asset value, January 1:	$ 12.62	$ 12.42

Interest Income	– (3)	– (3)
Expenses	(0.24)	(0.25)
Realized/Unrealized Income (Loss) (1)	(0.08)	0.31 (4)
Net Income (Loss)	(0.32)	0.06

Net asset value, March 31:	$ 12.30	$ 12.48

Ratios to average net assets:
Net Investment Loss (2)	(7.7)%	(8.1)%
Expenses before Incentive Fees (2)	7.8%	8.2%
Expenses after Incentive Fees (2)	7.8%	8.2%
Net Income (Loss) (2)	(10.3)%	1.8%
Total return before incentive fees	(2.5)%	0.5%
Total return after incentive fees	(2.5)%	0.5%

   (1) Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.
   (2) Annualized (except for incentive fees, if applicable).

 (3) Amounts less than $0.005 per Unit.

  (4) These amounts have been reclassified from the prior year financial statements to conform to the current year presentation.
Specifically, realized and unrealized income (loss) per Unit amounts were combined in the 2011 Financial Highlights presentation

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The resulting net change in unrealized gains and losses is reflected in the “Net change in unrealized” trading profit (loss) for open contracts from one period to the next on the Statements of Income and Expenses.  The fair value of exchange-traded futures, options and forward contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period.  The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) of the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates, and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period.  Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts.  There are numerous factors which may significantly influence the fair value of these contracts, including interest rate volatility.

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Premiums received/premiums paid from writing/purchasing options are recorded as liabilities/assets on the Statements of Financial Condition and are subsequently adjusted to fair values.  The difference between the fair value of the option and the premiums received/premiums paid is treated as an unrealized gain or loss within the Statements of Income and Expenses.

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

The Partnership’s contracts are accounted for on a trade-date basis and marked to market on a daily basis.  The Partnership accounts for its derivative investments as described in Note 5, Derivatives and Hedging as required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”).  A derivative is defined as a financial instrument or other contract that has all three of the following characteristics:
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

The net unrealized gains (loss) on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains (Loss) on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Mar. 31, 2012	(152,100)	(57,230)	(209,330)	Jun. 2014	Jun. 2012
Dec. 31, 2011	1,467,409	9,148	1,476,557	Mar. 2014	Mar. 2012

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to all off-exchange-traded contract.  The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.  The net unrealized gains (losses) on open contracts is further disclosed gross by type of contract and corresponding fair value level in Note 6, Fair Value Measurements and Disclosures.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from their own assets, and for the sole benefit of their commodity customers, total cash held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $65,638,433 and $72,931,466 at March 31, 2012 and December 31, 2011, respectively.  With respect to the Partnership’s off-exchange-traded forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MSSB for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co.  The primary terms are based on industry standard master agreement.  This agreement,

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

The General Partner monitors and attempts to control the Partnership’s risk exposure on a daily basis through financial, credit and risk management monitoring systems, and accordingly, believes that it has effective procedures for evaluating and limiting the credit and market risks to which the Partnership may be subject.  These monitoring systems generally allow the General Partner to statistically analyze actual trading results with risk adjusted performance indicators and correlation statistics.  In addition, online monitoring systems provide account analysis of futures, forwards and options positions by sector, margin requirements, gain and loss transactions and collateral positions.

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The following tables summarize the valuation of the Partnership’s investments as of March 31, 2012 and December 31, 2011, respectively.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of March 31, 2012:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the three months (absolute quantity)
	$	$	$	$	$
Commodity	214,984	(493,915)	295,440	(203,959)	(187,450)	599
Equity	703,437	(321,342)	–	(4,157)	377,938	534
Foreign currency	83,246	(185,468)	21,819	(302,651)	(383,054)	739
Interest rate	211,243	(162,852)	2,558	(21,551)	29,398	1,870
Total	1,212,910	(1,163,577)	319,817	(532,318)	(163,168)

Unrealized currency loss					(46,162)
Total net unrealized loss on open contracts					(209,330)

		Average number of
		contracts outstanding
		for the three months (absolute quantity)
Option Contracts at Fair Value	$
Options purchased	2,010	8
Options written	(4,863)	8

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2011:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	53,417	(311,649)	393,065	(290,803)	(155,970)	382
Equity	66,968	(853)	24,716	(23,666)	67,165	221
Foreign currency	207,275	(4,171)	595,829	(37,164)	761,769	405
Interest rate	908,073	(52,740)	4,925	(6,788)	853,470	1,128
Total	1,235,733	(369,413)	1,018,535	(358,421)	1,526,434

Unrealized currency loss					(49,877)
Total net unrealized gain on open contracts					1,476,557

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

		Average number of
		contracts outstanding
		for the year (absolute quantity)
Option Contracts at Fair Value	$
Options purchased	1,720	6
Options written	(3,973)	6

The following tables summarize the net trading results of the Partnership for the quarters ended March 31, 2012 and 2011, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2012, included in Total Trading Results:

Type of Instrument	$

Commodity	250,221
Equity	2,115,898
Foreign currency	(2,373,019)
Interest rate	(429,445)
Unrealized currency gain	3,715
Total	(432,630)

Line Items on the Statements of Income and Expenses for the Quarter Ended March 31, 2012:
Trading Results	$

Net realized	1,254,692
Net change in unrealized	(1,687,322)
Total Trading Results	(432,630)

The Effect of Trading Activities on the Statements of Income and Expenses for the Quarter Ended March 31, 2011, included in Total Trading Results:

Type of Instrument	$

Commodity	1,874,704
Equity	526,090
Foreign currency	(119,276)
Interest rate	(337,395)
Unrealized currency gain	2,331
Total	1,946,454

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Quarter Ended March 31, 2011:
Trading Results	$

Net realized	3,184,680
Net change in unrealized	(1,238,226)
Total Trading Results	1,946,454

6. Fair Value Measurements and Disclosures
Effective January 1, 2012, the Partnership adopted ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.”  The amendments within this ASU change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to eliminate unnecessary wording differences between U.S. GAAP and IFRS.  However, some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements and other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This new guidance did not have a significant  impact on the Partnership’s financial statements.

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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
March 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	1,508,287	–	n/a	1,508,287
Forwards	–	24,440	n/a	24,440
Options Purchased	2,010	–	n/a	2,010

Total Assets	1,510,297	24,440	n/a	1,534,737

Liabilities
Futures	1,614,225	–	n/a	1,614,225
Forwards	–	81,670	n/a	81,670
Options Written	4,863	–	n/a	4,863

Total Liabilities	1,619,088	81,670	n/a	1,700,758

Unrealized currency loss				(46,162)

*Net fair value	(108,791)	(57,230)	n/a	(212,183)

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2011	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	2,222,818	–	n/a	2,222,818
Forwards	–	31,450	n/a	31,450
Options Purchased	1,720	–	n/a	1,720

Total Assets	2,224,538	31,450	n/a	2,255,988

Liabilities
Futures	705,532	–	n/a	705,532
Forwards	–	22,302	n/a	22,302
Options Written	3,973	–	n/a	3,973

Total Liabilities	709,505	22,302	n/a	731,807

Unrealized currency loss				(49,877)

*Net fair value	1,515,033	9,148	n/a	1,474,304

* This amount comprises the “Total net unrealized gain (loss) on open contracts” and “Options purchased” and “Options written” on the Statements of Financial Condition.

During the period January 1, 2012 to March 31, 2012, there were no Level 3 assets and liabilities and there were no transfers of assets or liabilities between Level 1 and Level 2.

7.  Other Pronouncements
In December 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which creates a new disclosure requirement about the nature of an entity’s rights of setoff and the related arrangements associated with its financial instruments and derivative instruments. Entities are required to disclose both gross information and net information

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of accounting principles generally accepted in the United States of America (“U.S. GAAP”) and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership should also provide the disclosures retrospectively for all comparative periods presented.  The Partnership is currently evaluating the impact that the pronouncement would have on the financial statements.

In October 2011, the FASB issued a proposed ASU intended to improve and converge financial reporting by setting forth consistent criteria for determining whether an entity is an investment company.  Under longstanding U.S. GAAP, investment companies carry all of their investments at fair value, even if they hold a controlling interest in another company.  The primary changes being proposed by the FASB relate to which entities would be considered investment companies as well as certain disclosure and presentation requirements.  In addition to the changes to the criteria for determining whether an entity is an investment company, the FASB also proposes that an investment company be required to consolidate another investment company if it holds a controlling financial interest in the entity.  The Partnership will evaluate the impact that this proposed update would have on the financial statements once the pronouncement is issued.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. Restricted and Unrestricted Cash

As reflected on the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options contracts and offset unrealized losses on offset LME positions.  All of these amounts are maintained separately.  Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

9.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership’s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns.

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of March 31, 2012 and December 2011.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2008 through 2011 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management of Ceres performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of March 31, 2012, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 16.91%; Currency 34.30%; Equity  21.35%; and Commodity 27.44%.

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

As of March 31, 2012, approximately 84.30% of the Partnership’s total investments are futures contracts which are exchange-traded while approximately 15.70% are forward contracts which are off-exchange traded.

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

The Trading Advisor trades the Partnership’s assets in accordance with its Diversified Program, a proprietary, systematic trading system.  The Diversified Program trades approximately 95 futures and forward contracts on U.S. and non-U.S. exchanges and markets.

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

The following presents a summary of the Partnership’s operations for the quarters ended March 31, 2012 and 2011, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements on pages 2 through 24 of this report are prepared in accordance with U.S. GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis.  The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized” trading profit (loss) for open unrealized contracts, and recorded as “Net realized” trading profit (loss) when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.) the close of the business day.  Interest income, as well as management fees, incentive fees, and brokerage fees of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter Ended March 31, 2012
The Partnership recorded total trading results including interest income totaling $(424,001) and expenses totaling $1,280,257, resulting in a net loss of $1,704,258 for the quarter ended March 31, 2012.  The Partnership’s net asset value per Unit decreased from $12.62 at December 31, 2011 to $12.30 at March 31, 2012.

During the first quarter, the Partnership posted a loss in net asset value per Unit as losses in currencies, metals, interest rates, and agriculturals offset profits in stock indices and energies.

The most significant losses were incurred within the currency markets during February from short positions in the euro versus the U.S. dollar as the value of the euro rose on optimism Greece would receive a second bailout. Additional losses were recorded in this sector during February from long positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen declined amid an investor shift into riskier currency assets. Within the metals, losses were experienced primarily in January from short positions in aluminum and copper futures as prices advanced on speculation metals demand will be supported by economic expansion in the U.S. and an easing credit policy in China. Smaller losses were incurred in this sector during February and March. Meanwhile, losses were incurred within the global interest rate sector during February and March from long positions in U.S. fixed-income futures as prices fell amid optimism that Greece would receive a second bailout and after the U.S. Federal Reserve upwardly revised the U.S. economic outlook. Additional losses were recorded within the agricultural complex during January and February from long positions in coffee futures as prices fell amid increased stockpiles.

A portion of the Partnership’s losses for the quarter was offset by gains recorded within the global stock index sector during January and February from long positions in U.S., Japanese, and European equity index futures as prices were buoyed by better-than-expected economic reports in these regions. Prices also rose after China cut banks’ reserve requirements to fuel lending and the U.S. Federal Reserve Board raised its assessment of the U.S. economy. Additional gains were recorded in this sector during March. Within the energy markets, gains were recorded during January and March from short positions in natural gas futures as prices dropped amid ample inventories and mild weather across the U.S. Additional gains were experienced during February from long futures positions in Brent crude, RBOB (unleaded) gasoline, and gas oil as prices increased on concerns over inventory levels and rising tensions in the Middle East.

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

The Partnership’s past performance is no guarantee of its future results.  Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading.  The Partnership’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s experience to date as discussed under the “Partnership’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk (“VaR”) tables disclosed.

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

VaR is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated VaR or the Partnership’s experience to date (i.e., “risk of ruin”).  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to VaR or by the Partnership’s attempts to manage its market risk.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2012 and the highest, lowest and average values during the three months ended March 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011.  As of March 31, 2012, the Partnership’s total capitalization was approximately $64 million.

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$2,677,466	4.19%

Interest Rate	1,319,827	2.07%

Equity	1,666,879	2.61%

Commodity	2,142,038	3.36%

Total	$7,806,210	12.23%

                         Three Months Ended March 31, 2012
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,688,961	$1,911,152	$2,374,777
Interest Rate	$3,066,806	$1,198,970	$2,119,214
Equity	$5,355,824	$1,480,023	$3,827,700
Commodity	$2,408,270	$1,290,402	$2,102,869
* Average of month-end-Var

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

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$1,767,066	2.54%

Interest Rate	1,781,567	2.56%

Equity	660,408	0.95%

Commodity	1,290,218	1.86%

Total	$5,499,259	7.91%

                            Twelve Months Ended December 31, 2011
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$1,767,066	$555,963	$876,548
Interest Rate	$2,367,826	$202,848	$1,080,294
Equity	$1,285,338	$336,755	$652,915
Commodity	$1,610,976	$504,262	$981,842
*Average of month-end VaR.

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

The Partnership also maintains a substantial portion of its available assets in unrestricted cash at MSSB; as of March 31, 2012, such amount was equal to approximately 89% of the Partnership’s net asset value.  A decline in short-term interest rates would result in a decline in the Partnership’s cash management income. This cash flow risk is not considered to be material.

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

Qualitative Disclosures Regarding Means of Managing Risk Exposure
The Partnership and the Trading Advisor, separately, attempt to manage the risk of the Partnership’s open positions in essentially the same manner in all market categories traded. Ceres attempts to manage market exposure by diversifying the Partnership’s assets among different market sectors through the selection of a commodity trading advisor and by daily monitoring of its performance.  In addition, the Trading Advisor establishes diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Ceres monitors and controls the risk of the Partnership’s non-trading instrument, cash. Cash is the only Partnership investment directed by Ceres, rather than the Trading Advisor.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, at the time this quarterly report was filed, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed and summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2012.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
There were no additional information to supplement or amend the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 1A.  RISK FACTORS
There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

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

Morgan Stanley Smith Barney Charter WNT L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 11, 2012	By:	/s/Brian Centner
Brian Centner
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.