Form 10-Q
period 2013-09-30
MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
filed 2013-11-13
CIK 1066658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013 or

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

As of September 30, 2013, 3,205,771.170 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of September 30, 2013 and December 31, 2012	2

	Condensed Schedule of Investments as of September 30, 2013	3

	Condensed Schedule of Investments as of December 31, 2012	4

	Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013 and 2012	5

	Statements of Changes in Partners’ Capital for the Nine Months Ended September 30, 2013 and 2012	6

	Notes to Financial Statements	7-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35-43

Item 4.	Controls and Procedures	43-44

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45-56

Item 1A.	Risk Factors	56

Item 4.	Mine Safety Disclosures	56

Item 6.	Exhibits	57

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS	$	$

Trading Equity:
Unrestricted cash	32,021,559	39,819,633
Restricted cash	4,146,775	5,368,625

Total cash	36,168,334	45,188,258

Net unrealized gain on open contracts (MS&Co.)	844,419	843,619
Net unrealized loss on open contracts (MSIP)	–	(155,907)

Total net unrealized gain on open contracts	844,419	687,712

Total Trading Equity	37,012,753	45,875,970

Interest receivable (MS&Co.)	342	1,724

Total Assets	37,013,095	45,877,694

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	357,061	2,049,355
Accrued brokerage fees (MS&Co.)	176,018	224,040
Accrued management fees	44,004	56,010

Total Liabilities	577,083	2,329,405

Partners’ Capital:

Limited Partners (3,205,771.170 and 3,783,213.001 Units, respectively)	35,985,019	43,017,920
General Partner (40,177.306 and 46,643.306 Units, respectively)	450,993	530,369

Total Partners’ Capital	36,436,012	43,548,289

Total Liabilities and Partners’ Capital	37,013,095	45,877,694

NET ASSET VALUE PER UNIT	11.23	11.37

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2013 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	18,295	0.05
Equity	(165,767)	(0.45)
Foreign currency	751,060	2.06
Interest rate	278,410	0.76

Total Futures and Forward Contracts Purchased	881,998	2.42

Futures and Forward Contracts Sold

Commodity	233,085	0.64
Equity	1,297	– (1)
Foreign currency	(176,344)	(0.48)
Interest rate	(60,066)	(0.17)

Total Futures and Forward Contracts Sold	(2,028)	(0.01)

Unrealized Currency Loss	(35,551)	(0.09)

Net fair value	844,419	2.32

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2013	2012	2013	2012
	$	$	$	$
INVESTMENT INCOME
Interest income (MS&Co. & Morgan Stanley Wealth Management)	2,505	12,587	15,414	28,643

EXPENSES
Brokerage fees (MS&Co.)	558,850	842,913	1,833,037	2,795,972
Management fees	139,712	210,728	458,259	698,993

Total Expenses	698,562	1,053,641	2,291,296	3,494,965

NET INVESTMENT LOSS	(696,057)	(1,041,054)	(2,275,882)	(3,466,322)

TRADING RESULTS
Trading profit (loss):
Net realized	(793,703)	(84,956)	1,834,065	(1,237,651)
Net change in unrealized	383,511	1,089,963	156,707	(787,907)

Total Trading Results	(410,192)	1,005,007	1,990,772	(2,025,558)

NET LOSS	(1,106,249)	(36,047)	(285,110)	(5,491,880)

NET LOSS ALLOCATION

Limited Partners	(1,093,365)	(34,135)	(280,740)	(5,424,720)
General Partner	(12,884)	(1,912)	(4,370)	(67,160)

NET LOSS PER UNIT *

Limited Partners	(0.32)	(0.04)	(0.14)	(1.11)
General Partner	(0.32)	(0.04)	(0.14)	(1.11)

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	3,328,402.212	4,711,029.604	3,494,747.202	5,056,679.031

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Nine Months Ended September 30, 2013 and 2012
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2012	3,829,856.307	43,017,920	530,369	43,548,289

Net Loss	–	(280,740)	(4,370)	(285,110)

Redemptions	(583,907.831)	(6,752,161)	(75,006)	(6,827,167)

Partners’ Capital,
September 30, 2013	3,245,948.476	35,985,019	450,993	36,436,012

Partners’ Capital,
December 31, 2011	5,509,121.429	68,640,922	907,120	69,548,042

Net Loss	–	(5,424,720)	(67,160)	(5,491,880)

Redemptions	(1,024,180.830)	(12,230,161)	(199,998)	(12,430,159)

Partners’ Capital,
September 30, 2012	4,484,940.599	50,986,041	639,962	51,626,003

The accompanying notes are an integral part of these financial statements.

 MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator for the Partnership.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is wholly-owned indirectly by Morgan Stanley.  Prior to June 2013, Citigroup Inc. was the indirect minority owner of MSSBH.  Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”).  This entity, where the Partnership continues to maintain a cash account, previously acted as a non-clearing commodity broker for the Partnership.  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three and nine months ended September 30, 2013 and 2012 were as follows:

For the Three Months                                                        For the Nine Months
Ended September 30,                                                          Ended September 30,

	2013	2012	2013	2012
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 11.55	$ 11.55	$ 11.37	$ 12.62

Interest Income	– (3)	– (3)	– (3)	0.01
Expenses	(0.21)	(0.23)	(0.66)	(0.70)
Realized/Unrealized Income (Loss) (1)	(0.11)	0.19	0.52	(0.42)
Net Loss	(0.32)	(0.04)	(0.14)	(1.11)

Net asset value, September 30:	$ 11.23	$ 11.51	$ 11.23	$ 11.51

Ratios to average net assets:
Net Investment Loss (2)	(7.6)%	(7.5)%	(7.6)%	(7.7)%
Expenses before Incentive Fees (2)	7.6%	7.6%	7.7%	7.8%
Expenses after Incentive Fees (2)	7.6%	7.6%	7.7%	7.8%
Net Loss (2)	(12.0)%	(0.3)%	(1.0)%	(12.2)%
Total return before incentive fees	(2.8)%	(0.3)%	(1.2)%	(8.8)%
Total return after incentive fees	(2.8)%	(0.3)%	(1.2)%	(8.8)%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amounts less than $0.005 per Unit.

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

4. Financial Instruments
The Partnership trades Futures Interests.  Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price.  Futures Interests are open commitments until the settlement date, at which time they are realized.  They are valued at fair value, generally on a daily basis, and the unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the Statements of Financial Condition as a net unrealized gain or loss on open contracts.

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

The net unrealized gains on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Sep. 30, 2013	595,277	249,142	844,419	Jun. 2016	Mar. 2014
Dec. 31, 2012	612,211	75,501	687,712	Dec. 2015	May 2013

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract.  The Partnership has credit risk associated with counterparty nonperformance.  As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition.  The net unrealized gains (losses) on open contracts are further disclosed by type of contract and corresponding fair value level in Note 6. Fair Value Measurements and Disclosures.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because MS&Co. acts as the futures commission merchant or the counterparty with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which in the aggregate, totaled $36,763,611 and $45,800,469 at September 30, 2013 and December 31, 2012, respectively.  With respect to the Partnership’s off-exchange-traded forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. for the benefit of MS&Co.   With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co. the sole counterparty on all such contracts, to perform.  The Partnership has a master netting agreement with MS&Co.  The primary terms are based on industry standard master agreements.  This agreement, which

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

The following tables summarize the valuation of the Partnership’s investments as of September 30, 2013 and December 31, 2012, respectively.

Offsetting of Derivative Assets and Liabilities as of September 30, 2013:
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	1,084,572	(385,283)	699,289
Forwards	204,105	(21,396)	182,709

Total Assets	1,288,677	(406,679)	881,998

Liabilities
Futures	302,710	(371,172)	(68,462)
Forwards	74,808	(8,374)	66,434

Total Liabilities	377,518	(379,546)	(2,028)

Unrealized currency loss			(35,551)

Total net unrealized gain on
open contracts			844,419

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of December 31, 2012:

	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Condition	Net Amounts Presented in the Statement of Financial Condition
	$	$	$
Assets
Futures	975,910	(922,500)	53,410
Forwards	104,128	(16,813)	87,315

Total Assets	1,080,038	(939,313)	140,725

Liabilities
Futures	867,788	(265,796)	601,992
Forwards	30,077	(41,891)	(11,814)

Total Liabilities	897,865	(307,687)	590,178

Unrealized currency loss			(43,191)

Net unrealized gain on
open contracts			687,712

The Effect of Trading Activities on the Statements of Financial Condition as of September 30, 2013:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the nine months (absolute quantity)
	$	$	$	$	$
Commodity	111,176	(92,881)	301,414	(68,329)	251,380	382
Equity	115,926	(281,693)	1,297	–	(164,470)	477
Foreign currency	778,056	(26,996)	74,807	(251,151)	574,716	653
Interest rate	283,519	(5,109)	–	(60,066)	218,344	1,032
Total	1,288,677	(406,679)	377,518	(379,546)	879,970

Unrealized currency loss					(35,551)
Total net unrealized gain on open contracts					844,419

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Effect of Trading Activities on the Statements of Financial Condition as of December 31, 2012:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	31,952	(333,393)	76,513	(259,084)	(484,012)	523
Equity	428,624	(226,638)	–	(1,063)	200,923	445
Foreign currency	260,280	(213,183)	821,252	(41,892)	826,457	736
Interest rate	359,182	(166,099)	100	(5,648)	187,535	2,409
Total	1,080,038	(939,313)	897,865	(307,687)	730,903

Unrealized currency loss					(43,191)
Net unrealized gain on open contracts					687,712

		Average number of
		contracts outstanding
		for the year (absolute quantity)
Option Contracts at Fair Value	$
Options purchased	–	7
Options written	–	7

The following tables summarize the net trading results of the Partnership for the three and nine months ended September 30, 2013 and 2012, respectively.

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013, included in Total Trading Results:

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Type of Instrument	$	$

Commodity	(1,460,789)	709,560
Equity	1,174,616	4,145,132
Foreign currency	(79,826)	85,191
Interest rate	(54,720)	(2,956,751)
Unrealized currency gain	10,527	7,640
Total	(410,192)	1,990,772

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Three and Nine Months Ended September 30, 2013:

	For the Three Months	For the Nine Months
	Ended September 30, 2013	Ended September 30, 2013
Trading Results	$	$

Net realized	(793,703)	1,834,065
Net change in unrealized	383,511	156,707
Total Trading Results	(410,192)	1,990,772

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6. Fair Value Measurements and Disclosures
On October 1, 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements”, which makes minor technical corrections and clarifications to ASC 820, “Fair Value Measurements and Disclosures”. When the FASB issued Statement 157 (codified in ASC 820), it conformed the use of the term “fair value” in certain pre-Codification standards but not others. ASU 2012-04 conforms the term’s use throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820. The ASU also amends the requirements that must be met for an investment company to qualify for the exemption from presenting a statement of cash flows. Specifically, it eliminates the requirements that substantially all of an entity’s investments be carried at “market value” and that the investments be highly liquid. Instead, it requires substantially all of the entity’s investments to be carried at “fair value” and classified as Level 1 or Level 2 measurements under ASC 820. The amendments are effective for fiscal periods beginning after December 15, 2012. The adoption of this ASU did not have a significant impact on the Partnership’s financial statements.

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

September 30, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	1,387,283	–	n/a	1,387,283
Forwards	–	278,912	n/a	278,912

Total Assets	1,387,283	278,912	n/a	1,666,195

Liabilities
Futures	756,455	–	n/a	756,455
Forwards	–	29,770	n/a	29,770

Total Liabilities	756,455	29,770	n/a	786,225

Unrealized currency loss				(35,551)

*Net fair value	630,828	249,142	n/a	844,419

December 31, 2012	Unadjusted Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	1,843,698	–	n/a	1,843,698
Forwards	–	134,205	n/a	134,205

Total Assets	1,843,698	134,205	n/a	1,977,903

Liabilities
Futures	1,188,296	–	n/a	1,188,296
Forwards	–	58,704	n/a	58,704

Total Liabilities	1,188,296	58,704	n/a	1,247,000

Unrealized currency loss				(43,191)

*Net fair value	655,402	75,501	n/a	687,712

* This amount comprises the “Total net unrealized gain on open contracts” on the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

During the period January 1, 2013 to September 30, 2013, and the twelve months ended December 31, 2012, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of September 30, 2013 and December 31, 2012.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2012 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of September 30, 2013, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 9.86%; Currency 40.89%; Equity 33.28%; and Commodity 15.97%.

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

As of September 30, 2013, approximately 75.00% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 25.00% is forward contracts which are off-exchange traded.

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

The following presents a summary of the Partnership’s operations for the three and nine months ended September 30, 2013 and 2012, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2013
The Partnership recorded total trading results including interest income totaling $(407,687) and expenses totaling $698,562, resulting in a net loss of $1,106,249 for the three months ended September 30, 2013.  The Partnership’s net asset value per Unit decreased from $11.55 at June 30, 2013 to $11.23 at September 30, 2013.

During the third quarter, the Partnership posted a loss in net asset value per Unit as losses in the metals, energy, currency and global interest rate markets offset profits in global stock index, and agricultural futures. The most significant losses were incurred within the metals sector during July from short positions in gold futures as prices advanced amid speculation a strengthening U.S. economy would spur the Federal Reserve to cut its bond buying program. The Fund also incurred losses from short copper futures positions as prices increased due to a strengthening U.S. economy and increased Chinese imports. Additional losses were recorded in the energy sector during July from short positions in crude oil futures and its related products as tensions in the Middle East, early month inventory draws, and favorable U.S. economic data all pushed prices higher. Within the currency markets, the most significant losses were experienced, primarily from short positions in the Australian dollar versus the U.S. dollar as the relative value of the South Pacific nation’s currency advanced during September following the U.S. Federal Reserve Bank’s decision to delay tapering its monthly asset purchasing program. Additional losses in the sector were experienced throughout much of the quarter from positions in the Canadian dollar and Japanese yen. Within the global interest rate sector, losses were recorded primarily during August from long positions in European fixed income futures as prices declined in response to the possible tapering of government quantitative easing programs and signs of an improving global economy. A portion of the Partnership’s losses for the quarter was offset by gains achieved within the global stock index sector during July and September from long positions in U.S. and Asian equity index futures as prices advanced on news of positive employment figures in Europe and the U.S. Federal Reserve’s decision not to curtail its monthly bond purchasing plan. Within the agricultural complex, gains were recorded from long positions in soybean and wheat futures during August as prices advanced over concern persistent hot, dry weather in the Midwest would threaten crop yields in the U.S.

The Partnership recorded total trading results including interest income totaling $2,006,186 and expenses totaling $2,291,296, resulting in a net loss of $285,110 for the nine months ended September 30, 2013.  The Partnership’s net asset value per Unit decreased from $11.37 at December 31, 2012, to $11.23 at September 30, 2013.

During the first nine months of the year, the Partnership recorded a loss in net asset value per Unit as gains in global stock indices, metals, agriculturals and currencies were offset by losses across the global interest rate and energy futures markets. Within the global interest rate sector, losses were incurred during May and June from long positions in U.S. and European interest rate futures as prices declined due to speculation the U.S. Federal Reserve Bank would curb stimulus measures. Within the energy markets, the most significant losses were incurred during July from short futures positions in gasoil and heating oil as prices advanced after reports indicated European stockpiles fell to lower than expected levels, increasing demand for U.S. exports. A portion of the Partnerships losses during the first nine months of the year was offset by gains recorded within the global stock index markets in January from long positions in U.S., European and Asian stock index futures as prices advanced on positive economic sentiment in the U.S. following the resolution of the ‘fiscal cliff’ and as newly elected Japanese Prime Minister Shinzo Abe voiced his commitment to advance stimulus measures in that country.. Throughout the next several months, central bank quantitative easing measures in much of the industrialized world continued to drive global stock prices higher, with long futures positions in the sector posting gains in each month with the exception of during June. Additional gains were achieved in September from long positions in U.S. and Asian stock index futures as the markets moved higher following the U.S. Federal Reserve’s decision to delay curtailing its bond buying program. Within the metals sector, gains were achieved primarily during June from short positions in gold futures as prices declined on reports the U.S. Federal Reserve would consider curtailing its stimulus program earlier-than-expected, decreasing demand for gold as a store of value.  Additional gains were recorded from short positions in copper futures in April and June as prices declined following reports a key gauge of Chinese manufacturing missed estimates, spurring concern demand from China may slow. Within the agricultural markets, gains were recorded during August from long positions in soybean futures as adverse weather conditions in the Midwest weakened prices amid concern crop yields in the U.S. would be threatened. Long positions in soybean futures resulted in additional gains during May as prices increased amid planting delays in the U.S. and sustained demand from China. In currencies, gains were recorded primarily during January from short positions in the Japanese yen versus the U.S. dollar as the value of the yen declined on speculation the Bank of Japan will ease monetary policy.  Additional gains were recorded during September from long positions in the British pound versus the U.S. dollar as the value of the pound advanced after reports showed an unexpected strengthening of the U.K.’s manufacturing base.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed upon settlement date.

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

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of September 30, 2013 and December 31, 2012, and the highest, lowest and average values during the three months ended September 30, 2013 and for the twelve months ended December 31, 2012.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of September 30, 2013, the Partnership’s total capitalization was approximately $36 million.
September 30, 2013

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	2,258,919	6.20

Interest Rate	544,836	1.50

Equity	1,838,603	5.05

Commodity	882,120	2.42

Total	5,524,478	15.17

   Three Months Ended September 30, 2013
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	2,589,739	1,513,053	2,414,875
Interest Rate	544,836	214,446	383,880
Equity	1,875,386	899,991	1,433,565
Commodity	1,727,801	101,571	1,238,794
* Average of month-end-VaR.

As of December 31, 2012, the Partnership’s total capitalization was approximately $44 million.

December 31, 2012
Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$2,404,594	5.52

Interest Rate	1,375,044	3.16

Equity	2,211,068	5.08

Commodity	775,815	1.78

Total	$6,766,521	15.54

Twelve Months Ended December 31, 2012
Market Sector	High VaR $	Low VaR $	Average VaR* $
Currency	3,490,840	1,646,152	2,385,688
Interest Rate	3,396,455	1,198,970	2,352,888
Equity	2,816,367	475,839	1,581,316
Commodity	2,408,270	767,274	1,809,453
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2013.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at September 30, 2013.

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

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission as required by the Securities Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the Securities and Exchange Commission (“SEC”) that contain descriptions of material litigation, proceedings and investigations.  As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2012, 2011, 2010, 2009, and 2008.

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

On June 5, 2012, the Company consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (EFRP).  Specifically, the CFTC found that from April 2008 through October 2009, the Company violated Section 4c(a) of the Commodity Exchange Act and Commission Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (CME) and Chicago Board of Trade (CBOT) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, over-the-counter (“OTC”) swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that the Company violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Act and Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, the Company accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  The Company entered into corresponding and related settlements with the CME and CBOT in which the CME found that the Company violated

CME Rules 432.Q and 538 and fined the Company $750,000 and CBOT found that the Company violated CBOT Rules 432.Q and 538 and fined the Company $1,000,000.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against the Company and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and

Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by the Company in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On July 29, 2011 and September 8, 2011, the court presiding over both actions sustained defendants’ demurrers with respect to claims brought under the Securities Act of 1933, as amended, and overruled defendants’ demurrers with respect to all other claims. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $326 million, and the certificates had incurred actual losses of approximately $4 million. Based on currently available information, the Company believes it could incur a loss for this action up to the difference between the $326 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 9, 2010 and February 11, 2011, Cambridge Place Investment Management Inc. filed two separate complaints against the Company and other defendants in the Superior Court of the Commonwealth of Massachusetts, both styled Cambridge Place Investment Management Inc. v. Morgan Stanley & Co., Inc., et al. The complaints assert claims on behalf of certain clients of plaintiff’s affiliates and allege that defendants made untrue statements and material omissions in the sale of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by the Company or sold to plaintiff’s affiliates’ clients by the Company in the two matters was approximately $263 million. Plaintiff filed amended complaints on October 14, 2011, which raise claims under the Massachusetts Uniform Securities Act and seek, among other things, to rescind the plaintiff’s purchase of such certificates. Defendants’ motions to dismiss the amended complaints, with respect to plaintiff’s standing to bring suit and for failure to state a claim upon which relief can be granted were denied in March and October 2012, respectively. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $105 million, and the certificates had incurred actual losses of approximately $109 million. Based on currently available information, the Company believes it could incur a loss for these actions of up to the difference between the $105 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against the Company, which is styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”). The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that the Company misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that the Company knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court presiding over this action denied the Company’s motion to dismiss the complaint and on March 21, 2011, the Company appealed that order.  On July 7, 2011, the appellate court affirmed the lower court’s decision denying the motion to dismiss. Based on currently available information, the Company believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

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

At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $98 million and certain certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $98 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against the Company and other defendants in the Court of Common Pleas in Ohio,

styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by the Company was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. On May 21, 2012, the Company filed a motion to dismiss the amended complaint, which motion was denied on August 3, 2012. The court has set a trial date in May 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $119 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $119 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus post-judgment interest, fees and costs. The Company may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On September 2, 2011, the Federal Housing Finance Agency (“FHFA”), as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including the Company. A complaint against the Company and other defendants was filed in the Supreme Court of NY, styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raises claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages. On September 26, 2011, defendants removed the action to the United States District Court for the Southern District of New York. On July 13, 2012, the Company filed a motion to dismiss the complaint, which motion was denied in large part on November 19, 2012. Trial is currently scheduled to begin in January 2015. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $2.8 billion, and the certificates had incurred actual losses of approximately $68 million. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $2.8 billion unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, Metropolitan Life Insurance Company and certain affiliates filed a complaint against the Company and certain affiliates in the Supreme Court of NY styled Metropolitan Life Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $758 million. The amended complaint raises common law claims of fraud, fraudulent inducement, and aiding and abetting fraud and seeks, among other things, rescission, compensatory and/or rescissionary damages, as well as punitive damages, associated with plaintiffs’ purchases of such certificates. On September 21, 2012, the Company filed a motion to dismiss the amended complaint, which was granted in part and denied in part on July 16, 2013. Defendants filed a notice of appeal of that decision on August 16, 2013. Following that decision, the total amount of certificates allegedly sponsored, underwritten and/or sold by the Company was approximately $656 million. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates remaining at issue in this case was approximately $324 million, and the certificates incurred actual losses of approximately $35 million. Based on currently available information, the Company believes it could incur a loss up to the difference between the $324 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against the Company and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by the Company is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On March 15, 2013, defendants’ motion to dismiss was denied. At September 25, 2013, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $663 million, and the certificates had not yet incurred actual losses. Based on currently available information, the Company believes it could incur a loss in this action up to the difference between the $663 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against the Company, plus pre- and post-judgment interest, fees and costs. The Company may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors previously referenced in the Partnership’s Report on Form 10-K.

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 6.	EXHIBITS

10.01	Commodity Futures Customer Agreement, between Morgan Stanley & Co. LLC and the Funds listed on Appendix A thereto dated as of November 12, 2013.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Charter WNT L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

November 13, 2013	By:	/s/Alice Lonero
Alice Lonero
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.