Form 10-Q
period 2014-06-30
MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
filed 2014-08-13
CIK 1066658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014 or

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

As of June 30, 2014, 2,304,910.130 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2014

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Statements of Financial Condition as of June 30, 2014 and December 31, 2013	2

	Condensed Schedule of Investments as of June 30, 2014	3

	Condensed Schedule of Investments as of December 31, 2013	4

	Statements of Income and Expenses for the Three and Six Months Ended June 30, 2014 and 2013	5

	Statements of Changes in Partners’ Capital for the Six Months Ended June 30, 2014 and 2013	6

	Notes to Financial Statements	7-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34-41

Item 4.	Controls and Procedures	42

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43-57

Item 1A.	Risk Factors	57

Item 4.	Mine Safety Disclosures	57

Item 5.	Other Information	57-58

Item 6.	Exhibits	58-59

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS	$	$

Trading Equity:
Unrestricted cash	25,083,304	32,286,024
Restricted cash	4,484,015	4,343,853

Total cash	29,567,319	36,629,877

Net unrealized gain on open contracts	769,395	1,791,720

Total Trading Equity	30,336,714	38,421,597

Interest receivable	527	429

Total Assets	30,337,241	38,422,026

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Redemptions payable	375,703	788,828
Accrued brokerage fees	100,615	189,910
Accrued management fees	37,731	47,478

Total Liabilities	514,049	1,026,216

Partners’ Capital:

Limited Partners (2,304,910.130 and 3,021,200.452 Units, respectively)	29,312,245	36,905,030
General Partner (40,177.306 and 40,177.306 Units, respectively)	510,947	490,780

Total Partners’ Capital	29,823,192	37,395,810

Total Liabilities and Partners’ Capital	30,337,241	38,422,026

NET ASSET VALUE PER UNIT	12.72	12.22

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2014 (Unaudited)

Futures and Forward Contracts Purchased	Net unrealized gain/(loss) on open contracts	% of Partners’ Capital
	$
Commodity	(67,481)	(0.23)
Equity	97,071	0.32
Foreign currency	443,679	1.49
Interest rate	735,655	2.47

Total Futures and Forward Contracts Purchased	1,208,924	4.05

Futures and Forward Contracts Sold

Commodity	(210,670)	(0.70)
Foreign currency	(198,982)	(0.67)
Interest rate	(490)	– (1)

Total Futures and Forward Contracts Sold	(410,142)	(1.37)

Unrealized Currency Loss	(29,387)	(0.10)

Net fair value	769,395	2.58

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF INCOME AND EXPENSES
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2014	2013	2014	2013
	$	$	$	$
INVESTMENT INCOME
Interest income	1,310	3,887	4,211	12,909

EXPENSES
Brokerage fees	301,889	632,522	833,539	1,274,187
Management fees	113,208	158,131	246,121	318,547

Total Expenses	415,097	790,653	1,079,660	1,592,734

NET INVESTMENT LOSS	(413,787)	(786,766)	(1,075,449)	(1,579,825)

TRADING RESULTS
Trading profit (loss):
Net realized	2,387,920	(545,321)	3,223,374	2,627,768
Net change in unrealized	(107,054)	(23,161)	(1,022,325)	(226,804)

Total Trading Results	2,280,866	(568,482)	2,201,049	2,400,964

NET INCOME (LOSS)	1,867,079	(1,355,248)	1,125,600	821,139

NET INCOME (LOSS) ALLOCATION

Limited Partners	1,836,844	(1,338,728)	1,105,433	812,625
General Partner	30,235	(16,520)	20,167	8,514

NET INCOME (LOSS) PER UNIT *

Limited Partners	0.75	(0.41)	0.50	0.18
General Partner	0.75	(0.41)	0.50	0.18

	Units	Units	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	2,450,676.482	3,459,174.088	2,697,308.695	3,579,298.246

* Based on change in net asset value per Unit.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Six Months Ended June 30, 2014 and 2013
(Unaudited)

	Units of
	Partnership	Limited	General
	Interest	Partners	Partner	Total
		$	$	$
Partners’ Capital,
December 31, 2013	3,061,377.758	36,905,030	490,780	37,395,810

Net Income	–	1,105,433	20,167	1,125,600

Redemptions	(716,290.322)	(8,698,218)	–	(8,698,218)

Partners’ Capital,
June 30, 2014	2,345,087.436	29,312,245	510,947	29,823,192

Partners’ Capital,
December 31, 2012	3,829,856.307	43,017,920	530,369	43,548,289

Net Income	–	812,625	8,514	821,139

Redemptions	(459,115.031)	(5,376,697)	(75,006)	(5,451,703)

Partners’ Capital,
June 30, 2013	3,370,741.276	38,453,848	463,877	38,917,725

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	Financial Highlights
Financial Highlights for the three and six months ended June 30, 2014 and 2013 were as follows:
                                For the Three                                                                  For the Six
                         Months Ended June 30,                                                       Months Ended June 30,

	2014	2013	2014	2013
Per Unit operating performance:
Net asset value at the beginning of the period:	$ 11.97	$ 11.96	$ 12.22	$ 11.37

Interest Income	– (3)	– (3)	– (3)	– (3)
Expenses	(0.17)	(0.23)	(0.41)	(0.45)
Realized/Unrealized Income (Loss) (1)	0.92	(0.18)	0.91	0.63
Net Income (Loss)	0.75	(0.41)	0.50	0.18

Net asset value, June 30:	$ 12.72	$ 11.55	$ 12.72	$ 11.55

Ratios to average net assets:
Net Investment Loss (2)	(5.5)%	(7.7)%	(6.9)%	(7.6)%
Expenses before Incentive Fees (2)	5.6%	7.7%	(6.9)%	7.7%
Expenses after Incentive Fees (2)	5.6%	7.7%	(6.9)%	7.7%
Total return before incentive fees	6.3%	(3.4)%	4.1%	1.6%
Total return after incentive fees	6.3%	(3.4)%	4.1%	1.6%

(1)	Realized/Unrealized Income (Loss) is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.

(2)	Annualized (except for incentive fees if applicable).

(3)	Amount less than $0.005 per Unit.

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

The net unrealized gains on open contracts, reported as a component of “Trading Equity” on the Statements of Financial Condition, and their longest contract maturities were as follows:
	Net Unrealized Gains on Open Contracts			Longest Maturities
Date	Exchange-Traded	Off-Exchange-Traded	Total	Exchange-Traded	Off-Exchange-Traded
	$	$	$
Jun. 30, 2014	752,178	17,217	769,395	Jun. 2017	Dec. 2014
Dec. 31, 2013	1,777,462	14,258	1,791,720	Dec. 2016	Jun. 2014

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

The Partnership also has credit risk because MS&Co. acts as the futures commission merchant or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which, in the aggregate, totaled $30,319,497 and $38,407,339 at June 30, 2014 and December 31, 2013, respectively.  With respect to the Partnership’s off-exchange-traded forward currency options contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated.  However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co.   With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform.  The Partnership has a netting agreement with MS&Co.  The primary terms are based on industry standard master netting agreements.  This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The following tables summarize the valuation of the Partnership’s investments as of June 30, 2014, and December 31, 2013, respectively.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Offsetting of Derivative Assets and Liabilities as of June 30, 2014:
	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
	$	$	$
Assets
Futures	1,581,923	(800,932)	780,991
Forwards	217,885	(200,094)	17,791

Total Assets	1,799,808	(1,001,026)	798,782

Liabilities
Futures	(800,932)	800,932	–
Forwards	(200,094)	200,094	–

Total Liabilities	(1,001,026)	1,001,026	–

Unrealized currency loss			(29,387)

Total net unrealized gain on
open contracts			769,395

Offsetting of Derivative Assets and Liabilities as of December 31, 2013:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
	$	$	$
Assets
Futures	2,391,563	(576,554)	1,815,009
Forwards	120,687	(106,402)	14,285

Total Assets	2,512,250	(682,956)	1,829,294

Liabilities
Futures	(576,554)	576,554	–
Forwards	(106,402)	106,402	–

Total Liabilities	(682,956)	682,956	–

Unrealized currency loss			(37,574)

Total net unrealized gain on
open contracts			1,791,720

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The effect of Trading Activities on the Statements of Financial Condition as of June 30, 2014:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the six months (absolute quantity)
	$	$	$	$	$
Commodity	289,932	(357,413)	18,988	(229,658)	(278,151)	385
Equity	217,433	(120,362)	–	–	97,071	401
Foreign currency	494,899	(51,220)	13,790	(212,772)	244,697	655
Interest rate	764,024	(28,369)	742	(1,232)	735,165	1,363
Total	1,766,288	(557,364)	33,520	(443,662)	798,782

Unrealized currency loss					(29,387)
Total net unrealized gain on open contracts					769,395

The effect of Trading Activities on the Statements of Financial Condition as of December 31, 2013:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$
Commodity	68,217	(116,121)	440,152	(51,851)	340,397	375
Equity	1,314,348	(39)	–	(150)	1,314,159	469
Foreign currency	258,532	(114,574)	295,620	(1,778)	437,800	663
Interest rate	90,691	(389,730)	44,690	(8,713)	(263,062)	1,087
Total	1,731,788	(620,464)	780,462	(62,492)	1,829,294

Unrealized currency loss					(37,574)
Net unrealized gain on open contracts					1,791,720

The following tables summarize the net trading results of the Partnership for the three and six months ended June 30, 2014 and 2013, respectively.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2014, included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2014	Ended June 30, 2014
Type of Instrument	$	$

Commodity	(521,452)	(705,278)
Equity	878,244	181,103
Foreign currency	230,247	203,094
Interest rate	1,690,408	2,513,944
Unrealized currency gain (loss)	3,419	8,186
Total	2,280,866	2,201,049

Line items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2014:
	For the Three Months	For the Six Months
	Ended June 30, 2014	Ended June 30, 2014
Trading Results	$	$

Net realized	2,387,920	3,223,374
Net change in unrealized	(107,054)	(1,022,325)
Total Trading Results	2,280,866	2,201,049

The Effect of Trading Activities on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2013, included in Total Trading Results:

	For the Three Months	For the Six Months
	Ended June 30, 2013	Ended June 30, 2013
Type of Instrument	$	$

Commodity	2,050,845	2,170,349
Equity	421,440	2,970,516
Foreign currency	(519,989)	165,017
Interest rate	(2,533,945)	(2,902,031)
Unrealized currency gain/(loss)	13,167	(2,887)
Total	(568,482)	2,400,964

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Line Items on the Statements of Income and Expenses for the Three and Six Months Ended June 30, 2013:
	For the Three Months	For the Six Months
	Ended June 30, 2013	Ended June 30, 2013
Trading Results	$	$

Net realized	(545,321)	2,627,768
Net change in unrealized	(23,161)	(226,804)
Total Trading Results	(568,482)	2,400,964

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

June 30, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	1,581,923	–	n/a	1,581,923
Forwards	56,451	161,434	n/a	217,885

Total Assets	1,638,374	161,434	n/a	1,799,808

Liabilities
Futures	800,932	–	n/a	800,932
Forwards	55,877	144,217	n/a	200,094

Total Liabilities	856,809	144,217	n/a	1,001,026

Unrealized currency loss				(29,387)

*Net fair value	781,565	17,217	n/a	769,395

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	2,391,563	–	n/a	2,391,563
Forwards	–	120,687	n/a	120,687

Total Assets	2,391,563	120,687	n/a	2,512,250

Liabilities
Futures	576,554	–	n/a	576,554
Forwards	–	106,402	n/a	106,402

Total Liabilities	576,554	106,402	n/a	682,956

Unrealized currency loss				(37,574)

*Net fair value	1,815,009	14,285	n/a	1,791,720

* This amount comprises the “Net unrealized gain on open contracts” on the Statements of Financial Condition.

During the period from January 1, 2014 to June 30, 2014, and the twelve months ended December 31, 2013, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

The guidance issued by the FASB on income taxes clarifies the accounting for uncertainty in income taxes recognized in the Partnership's financial statements, and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken.  The Partnership has concluded that there are no significant uncertain tax positions that would require recognition in the financial statements as of June 30, 2014 and December 31, 2013.  If applicable, the Partnership recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other expenses in the Statements of Income and Expenses.  Generally, the 2010 through 2013 tax years remain subject to examination by U.S. federal and most state tax authorities.  No income tax returns are currently under examination.

10.  Subsequent Events
Management performed its evaluation of subsequent events through the date of filing, and has determined that there were no subsequent events requiring adjustment of or disclosure in the financial statements other than those disclosed below.

Effective October 1, 2014, the flat rate brokerage fee, currently equal to an annual rate of 4.0% of the Partnership’s net assets, will be separated into (i) a general partner administrative fee payable to the General Partner equal to an annual rate of 2.0% of the Partnership’s net assets, and (ii) an ongoing placement agent fee payable to Morgan Stanley Wealth Management equal to an annual rate of 2.0% of the Partnership’s net assets. The October 1, 2014 fee changes, in the aggregate, will not exceed the flat rate brokerage fee and, accordingly, there will be no change to the aggregate fees incurred by the Partnership.

Item 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

As of June 30, 2014, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 20.93%; Currency 33.17%; Equity 30.20%; and Commodity 15.70%.

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

As of June 30, 2014, approximately 74.86% of the Partnership’s total investment exposure is futures contracts which are exchange-traded while approximately 25.14% is forward contracts which are off-exchange traded.

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

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2014 and 2013, and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

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

For the Three and Six Months Ended June 30, 2014
The Partnership recorded total trading results including interest income totaling $2,282,176 and expenses totaling $415,097, resulting in net income of $1,867,079 for the three months ended June 30, 2014.  The Partnership’s net asset value per Unit increased from $11.97 at March 31, 2014 to $12.72 at June 30, 2014.

During the second quarter, the Partnership posted a gain in net asset value per Unit as trading profits in global interest rates, global stock index, currencies and energies more than offset losses in the agricultural and metals markets. The most significant gains were achieved within the global interest rate sector, primarily during May, from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt. Additional gains were recorded during May from long positions in U.S. Treasury bond and Treasury notes futures as prices increased amid easing investor concern the U.S. Federal Reserve would raise borrowing costs. Within the global stock index markets, gains were recorded during May and June primarily from long positions in U.S. equity index futures as prices rallied after positive economic data fueled speculation the U.S. economy was rebounding from its first quarter contraction.  Within the currency sector, gains were recorded during June from long positions in the British pound versus the U.S. dollar as the relative value of the British pound advanced after a report from the U.K. Office for National Statistics showed British business investment surged during the first quarter. Long positions in the Australian dollar versus the U.S. dollar also recorded gains during June. Within the energy markets, gains were achieved primarily from long positions in natural gas futures as prices moved higher after government data indicated fuel inventories fell to an 11-year-low during April. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the agricultural markets during June from long positions in the soybean complex as prices declined after favorable weather throughout much of the U.S. Midwest boosted soybean plantings to near record levels. Additional losses were recorded during May from long positions in corn futures as prices declined as spring plantings in the U.S. accelerated due to mild weather throughout the Midwest. Within the metals markets, losses were recorded primarily during June from short positions in gold and silver futures as precious metals prices rallied as increased turmoil in the Ukraine and Iraq spurred investors to the relative safety of the precious metals.

The Partnership recorded total trading results including interest income totaling $2,205,260 and expenses totaling $1,079,660, resulting in net income of $1,125,600 for the six months ended June 30, 2014.  The Partnership’s net asset value per Unit increased from $12.22 at December 31, 2013 to $12.72 at June 30, 2014.

During the first six months of the year, the Partnership posted a gain in net asset value per Unit as trading profits in the global interest rate, global stock index, currency, and energy markets offset losses in the metals and agricultural markets. The most significant gains were achieved within the global interest rate sector, primarily during May, from long positions in European fixed income futures as prices advanced as German unemployment unexpectedly increased and euro-area lending contracted, boosting demand for the relative “safety” of government debt. During May gains were also recorded from long positions in U.S. Treasury bond and Treasury note futures as prices increased amid easing investor concern the U.S. Federal Reserve would raise borrowing costs. Additional gains in the fixed income sector were recorded during January from long positions in European fixed income futures.

Within the global stock index sector, gains were experienced during February from long positions in U.S. and European equity index futures as prices advanced amid improving U.S. and European consumer confidence. During May gains were achieved from long positions in U.S. and European equity index futures as prices climbed higher on positive economic indicators in the U.S. and Europe spurring investor sentiment. Gains were achieved within the currency markets during February from long positions in the British pound versus the U.S. dollar as the relative value of the pound increased after Bank of England policy makers expressed little concern that the strength of the currency would harm the British economy. Additional gains in the currency sector were experienced during June from long positions in the British pound versus the U.S. dollar as the relative value of the pound advanced. Within the energy markets, gains were achieved, primarily during January, from long positions in natural gas futures as prices advanced after a U.S. government report showed a record drop in U.S. inventories. The Partnership’s gains for the first six months of the year were partially offset by losses incurred within the metals sector during June from short positions in gold and silver futures as precious metals prices rallied as increased turmoil in the Ukraine and Iraq caused investors to seek the relative safety of the precious metals. Additional losses were incurred during February from short positions in silver and gold futures as prices moved higher as increased geo-political tensions and discouraging U.S. economic data spurred investor demand. Within the agricultural sector, losses were experienced during June from long positions in the soybean complex as prices declined after favorable weather throughout much of the U.S. Midwest boosted soybean plantings to near record levels. Additional losses were incurred during February from short positions in coffee and sugar futures as prices advanced as adverse weather in Brazil negatively affected crops.

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

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of June 30, 2014 and December 31, 2013, and the highest, lowest and average values during the three months ended June 30, 2014 and for the twelve months ended December 31, 2013.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.  There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of June 30, 2014, the Partnership’s total capitalization was approximately $30 million.

                                        June 30, 2014

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$1,986,512	6.66%

Interest Rate	1,253,619	4.20%

Equity	1,808,786	6.07%

Commodity	939,656	3.15%

Total	$5,988,573	20.08%

                                          Three Months Ended June 30, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,026,152	$1,872,434	$1,957,151
Interest Rate	$1,323,841	$930,491	$1,138,825
Equity	$1,820,216	$1,129,395	$1,414,447
Commodity	$1,037,570	$874,728	$961,465
* Average month-end-VaR.

As of December 31, 2013, the Partnership’s total capitalization was approximately $37 million.

                                     December 31, 2013
Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$2,106,708	5.63%

Interest Rate	684,939	1.83%

Equity	2,065,765	5.52%

Commodity	905,249	2.42%

Total	$5,762,661	15.40%

                               Twelve Months Ended December 31, 2013
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,589,739	$1,536,508	$2,036,991
Interest Rate	$1,736,399	$252,865	$800,361
Equity	$2,224,252	$899,991	$1,733,601
Commodity	$1,727,801	$667,554	$1,011,880
*Average month-end VaR.
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

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2014.

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

The following information supplements and amends the discussion set forth under Part I, Item 3 “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as updated by the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC.

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the Securities and Exchange Commission (“SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2013, 2012, 2011, 2010 and 2009.

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

MS&Co. is a Delaware limited liability company with its main business office located at 1585 Broadway, New York, New York 10036.  Among other registrations and memberships, MS&Co. is registered as a futures commission merchant and is a member of National Futures Association (“NFA”).

On May 7, 2009, MS&Co. was named as a defendant in a purported class action lawsuit brought under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, which is now styled In re Morgan Stanley Mortgage Pass-Through Certificates Litigation and is pending in the United States District Court for the Southern District of New York (“SDNY”).  The third amended complaint, filed on September 30,

2011, alleges, among other things, that the registration statements and offering documents related to the offerings of certain mortgage pass-through certificates in 2006 contained false and misleading information concerning the pools of residential loans that backed these securitizations. The plaintiffs seek, among other relief, class certification, unspecified compensatory and rescissionary damages, costs, interest and fees. On July 22, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al.  The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action. By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint.  At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s claims brought under the Securities Act of 1933, as amended, were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. A bellwether trial is currently scheduled to begin in January 2015. MS&Co. is not a defendant in connection with the securitizations at issue in that trial. On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $301 million, and the certificates had incurred actual losses of approximately $6 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $301 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. The complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. in this action was approximately $203 million. The complaint raises claims under Illinois law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On March 24, 2011, the court granted plaintiff leave to file an amended complaint. MS&Co. filed its answer on December 21, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $56 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle, were named as defendants in a purported class action related to securities issued by the special purpose vehicle in Singapore, commonly referred to as Pinnacle Notes. The case is styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. and is pending in the SDNY. An amended complaint was filed on October 22, 2012.  The court denied defendants’ motion to dismiss the amended complaint on August 22, 2013 and granted class certification on October 17, 2013.  On October 30, 2013, defendants filed a petition for permission to appeal the court’s decision granting class certification.  On January 31, 2014, plaintiffs filed a second amended complaint.  The second amended complaint alleges that the defendants engaged in a fraudulent scheme to defraud investors by structuring the Pinnacle Notes to fail and benefited subsequently from the securities’ failure.  In addition, the second amended complaint alleges that the securities’ offering materials contained material misstatements or omissions regarding the securities’ underlying assets and the alleged conflicts of interest between the defendants and the investors.  The second amended complaint asserts common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing.  On July 17, 2014, the parties reached an agreement in principle to settle the litigation. The settlement is subject to court approval.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 19, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. On October 11, 2012, defendants filed motions to dismiss the amended complaint, which was granted in part and denied in part on September 30, 2013. The defendants filed an answer to the amended complaint on December 16, 2013. On July 16, 2014, plaintiff voluntarily dismissed its claims against MS&Co. with respect to one of the securitizations at issue. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $67 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $67 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 5, 2011, Allstate Insurance Company and certain of its affiliated entities filed a complaint against MS&Co. in the Supreme Court of the State of New York, New York County (“Supreme Court of NY, NY County”), styled Allstate Insurance Company, et al. v. Morgan Stanley, et al. An amended complaint was filed on September 9, 2011 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued and/or sold to plaintiffs by MS&Co. was approximately $104 million. The complaint raises common law claims of fraud, fraudulent inducement, aiding and abetting fraud and negligent misrepresentation and seeks, among other things, compensatory and/or recessionary damages associated with plaintiffs’ purchases of such certificates. On March 15, 2013, the court denied in substantial part the defendants’ motion to dismiss the amended complaint, which order MS&Co. appealed on April 11, 2013.  On May 3, 2013, MS&Co. filed its answer to the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $99 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $99 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled

Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates. MS&Co. filed its answer on August 17, 2012. Trial is currently scheduled to begin in July 2015. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $113 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $113 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation, as Receiver for Franklin Bank S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to the plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On March 20, 2012, MS&Co. filed answers to the complaints in both cases. On June 7, 2012, the two cases were consolidated. On January 10, 2013, MS&Co. filed a motion for summary judgment and special exceptions with respect to plaintiff’s claims. On February 6, 2013, the FDIC filed an amended consolidated complaint. On February 25, 2013, MS&Co. filed a motion for summary judgment and special exceptions, which motion was denied in substantial part on April 26, 2013. On May 3, 2013, the FDIC filed a second amended consolidated complaint. Trial is currently scheduled to begin in November 2014. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had incurred actual losses of approximately $5 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1 billion. The complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud and tortious interference with contract and seeks, among other things, compensatory damages, punitive damages, rescission and rescissionary damages associated with plaintiffs’ purchases of such certificates. On October 16, 2012, plaintiffs filed an amended complaint which, among other things, increases the total amount of the certificates at issue by approximately $80 million, adds causes of action for fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey Racketeer Influenced and Corrupt Organizations Act, and includes a claim for treble damages. On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On April 26, 2013, the defendants filed an answer to the amended complaint. On June 5, 2014, the defendants filed a renewed motion to dismiss the amended complaint. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $623 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $623 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $75 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $75 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court denied defendants’ motion to dismiss. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $284 million, and the certificates had incurred actual losses of approximately $52 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $284 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, plaintiffs in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to plaintiffs of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages. The defendants filed a motion to dismiss the complaint on November 13, 2013. On January 22, 2014, the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act of 1933, as amended, and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On April 28, 2014, the court granted in part and denied in part plaintiff’s motion to strike certain of the defendants’ affirmative defenses. On July 11, 2014, the defendants filed a motion for reconsideration of the court’s order on the motion to dismiss the complaint or, in the alternative, for certification of interlocutory appeal and a stay of all proceedings. At June 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $215 million, and the certificates had incurred actual losses of approximately $26 million.

Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $215 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime residential mortgage-backed security transactions sponsored and underwritten by those entities in 2007.  Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended, agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

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

Item 4.  MINE SAFETY DISCLOSURES
Not applicable.

Item 5.  OTHER INFORMATION
The registrant does not have a board of directors.  The registrant’s General Partner is managed by a board of directors.

Effective July 11, 2014, Ms. Alice Lonero no longer serves as Chief Financial Officer of the General Partner.

Effective July 14, 2014, Mr. Steven Ross was appointed Chief Financial Officer of the General Partner.

Steven Ross, age 43, has been Chief Financial Officer and a principal of the General Partner since July 2014.  Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley.  Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley.  Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co.  From April 1997 to December 1997, Mr. Ross was

employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms.  Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997.  Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

Item 6.	EXHIBITS

10.01	Alternative Investment Placement Agent Agreement, dated as of October 1, 2014, by and among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto.

31.01	Certification of President of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Charter WNT L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

August 13, 2014	By:	/s/Steven Ross
Steven Ross
Chief Financial Officer

The General Partner which signed the above is the only party authorized to act for the registrant.  The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.