Form 10-K
period 2014-12-31
MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
filed 2015-03-27
CIK 1066658

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes 0  No ☒

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant.  The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $29,312,245 at June 30, 2014.

As of February 28, 2015, 2,086,909.306 Limited Partnership Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
(See Page 1)

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2014

DOCUMENTS INCORPORATED BY REFERENCE	1

Part I.

Item 1.	Business	2-6

Item 1A.	Risk Factors	6-35

Item 1B.	Unresolved Staff Comments	35

Item 2.	Properties	35

Item 3.	Legal Proceedings	35-53

Item 4.	Mine Safety Disclosures	53

Part II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	54

Item 6.	Selected Financial Data	55

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	56-76

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	76-85

Item 8.	Financial Statements and Supplementary Data	86

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	86

Item 9A.	Controls and Procedures	87-88

Item 9B.	Other Information	88

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance	89-102

Item 11.	Executive Compensation	103

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	103

Item 13.	Certain Relationships and Related Transactions, and Director Independence	104

Item 14.	Principal Accountant Fees and Services	104-105

Part IV.

Item 15.	Exhibits, Financial Statement Schedules	106

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference as follows:

     Documents Incorporated                                                                                                                      Part of Form 10-K

Annual Report to Morgan Stanley
Charter Series Limited Partners
for the year ended December 31, 2014                                                                                                               II, III, and IV

PART I

Item 1.  BUSINESS

(a)  General Development of Business.  Morgan Stanley Smith Barney Charter WNT L.P. (the “Partnership”) is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy, and agricultural products (collectively, “Futures Interests”).  The Partnership commenced trading operations on March 1, 1999.  The Partnership is one of the Morgan Stanley Charter Series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Charter Aspect L.P. and Morgan Stanley Smith Barney Charter Campbell L.P. .

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator for the Partnership.  Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”).  MSSBH is wholly-owned indirectly by Morgan Stanley.  Prior to June 28, 2013, Citigroup Inc. was the indirect minority owner of MSSBH.  Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”).  Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.

The clearing commodity broker for the Partnership is Morgan Stanley & Co. LLC (“MS&Co.”).    MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts.  MS&Co. is a wholly-owned subsidiary of Morgan Stanley.  Winton Capital Management Limited (“Winton” or the “Trading Advisor”) is the trading advisor to the Partnership and manages the assets of the Partnership pursuant to the Diversified Program, the Trading Advisor’s proprietary, systematic trading program.  A description of the trading activities and focus of the Trading Advisor is included on page 58 under Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The General Partner, on behalf of the Partnership, has entered into a management agreement (the “Management Agreement”) with the Trading Advisor.  The Management Agreement provides that the Trading Advisor has sole discretion in determining the investments of the assets of the Partnership allocated to the Trading Advisor by the General Partner.  Pursuant to the Management Agreement, the Partnership pays the Trading Advisor a flat-rate monthly management fee equal to 1/12th of 1.5% (a 1.5% annual rate) of the Partnership’s net assets under management by the Trading Advisor as of the first day of each month.

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

The current term of the Management Agreement will expire on February 28, 2016 and will renew annually unless terminated by the General Partner or the Trading Advisor.  In general, the Management Agreement may be terminated upon notice by either party.

Effective October 1, 2014, the flat rate brokerage fee, equal to an annual rate of 4.0% of the Partnership’s net assets, was separated into (i) a general partner administrative fee payable to the General Partner equal to an annual rate of 2.0% of the Partnership’s net assets, and (ii) an ongoing placement agent fee payable to Morgan Stanley Wealth Management equal to an annual rate of 2.0% of the Partnership’s net assets. The October 1, 2014 fee changes, in the aggregate, did not exceed the flat rate brokerage fee and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

Effective June 1, 2014, the management fee payable by the Partnership to the Trading Advisor was reduced from a monthly management fee rate equal to 1/12th of 2% (a 2% annual rate) per month of net assets allocated to the Trading Advisor on the first day of each month to a monthly management fee rate equal to 1/12th of 1.5% (a 1.5% annual rate) per month of net assets allocated to the Trading Advisor on the first day of each month.

Effective April 1, 2014, the flat rate brokerage fee for the Partnership was reduced from 6.0% per annum (paid monthly) to 4.0% per annum (paid monthly) of the Partnership’s net assets.

The Partnership began the year at a net asset value per unit of limited partnership interest (“Unit(s)”) of $12.22 and returned 19.00% to $14.54 per Unit on December 31, 2014.  For a more detailed description of the Partnership's business, see subparagraph (c).

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

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you may not redeem your Units other than as of the last Business Day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (b) the General Partner’s receipt of your Request for Redemption in such manner as determined by the General Partner no later than 3:00 p.m., New York City time, on the last day of the month. The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state, or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Units will be effective or recognized by the Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Units in violation of the Partnership Agreement will be ineffective.

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

The Partnership’s Structure Has Conflicts of Interest.
•
The General Partner, Morgan Stanley Investment Management, Morgan Stanley Wealth Management, MS&Co., Morgan Stanley Capital Group Inc. (“MSCG”) and Morgan Stanley & Co. International plc are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently.  The officers and directors of the General Partner are also employees of Morgan Stanley or one of its subsidiaries and may have a conflict of interest between their responsibility to the General Partner and the commodity pools it operates. Some of the compensation for such officers and directors of the General Partner may be based in part on the profitability of the managed futures business operated by the General Partner.

•	MS&Co. and MSCG can benefit from bid/ask spreads to the extent the Trading Advisor executes over-the-counter (“OTC”) foreign exchange trades with MS&Co. and MSCG and bid/ask spreads are charged.
•
The Trading Advisor, the General Partner, Morgan Stanley and its affiliates and subsidiaries may trade futures, forwards and options for their own accounts, and thereby compete with the Partnership for positions. Also, the other commodity pools managed by the General Partner and the Trading Advisor may compete with the Partnership for futures, forwards, and options positions. These conflicts can result in less favorable prices on the Partnership’s transactions.  These pools may also pay lower fees, including lower commodity brokerage fees and/or commissions, than the Partnership pays.  The records of any such trading will not be available for inspection by limited partners.

No specific policies regarding conflicts of interest have been adopted by the General Partner, the Partnership, or any of their affiliates, and you will be dependent on the good faith of, and legal and fiduciary obligations imposed on, the parties involved with such conflicts to resolve them equitably.

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

Risks Related to Regulation of the Partnership and General Partner
The Federal Reserve Board’s Regulation of Morgan Stanley Could Affect the Activities of the Partnership. As a bank holding company that has elected financial holding company (“FHC”)

status under the Bank Holding Company Act of 1956 (“BHCA”), Morgan Stanley and its affiliates are subject to the comprehensive, consolidated supervision and regulation of the Board of Governors of the Federal Reserve System (“Federal Reserve”). A significant focus of this regulatory framework is the operation of Morgan Stanley and its subsidiaries in a safe and sound manner, with sufficient capital, earnings and liquidity that Morgan Stanley may serve as a source of financial and managerial strength to Morgan Stanley Bank, N.A. and Morgan Stanley Private Bank, National Association (the “Banks”). These Banks must remain well capitalized and well managed if Morgan Stanley is to maintain its FHC status and continue to engage in the widest range of permissible financial activities. In addition, the general exercise by the Federal Reserve of its regulatory, supervisory and enforcement authority with respect to Morgan Stanley and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act” or the “Act”) could result in changes to Morgan Stanley’s business practices or the scope of its current lines of business, including certain limited divestitures. Although such changes could have an impact on and consequences for Morgan Stanley, the General Partner and the Partnership, any limited divestiture should not directly involve the Partnership.

The enactment of the Dodd-Frank Act on July 21, 2010 has and will continue to result in enhanced regulation by the Federal Reserve and, with respect to the Banks, may result in enhanced regulation of certain affiliates of Morgan Stanley by the Office of the Comptroller of the Currency. Specifically, the Act amended the BHCA to require that, effective July 21, 2011, a bank holding company that has elected FHC status, such as Morgan Stanley, must remain well capitalized and well managed for the election to continue to be effective.  Prior to the Dodd-Frank Act, this requirement had applied only to depository institution subsidiaries of a FHC, such as the Banks.  In addition to extending this requirement to apply to FHCs, the Dodd-Frank Act expanded the Federal Reserve’s supervisory and enforcement authority over nonbank subsidiaries of a bank holding company. Additionally, because it is a bank holding company with more than $50 billion in consolidated assets, Morgan Stanley is subject to enhanced Federal Reserve supervision and more stringent prudential standards. In July 2013, the Federal Reserve issued a final rule adopting the regulatory capital reforms agreed upon by the Basel Committee (“Basel III”).  The Basel III capital framework introduced a new minimum common equity tier 1 (“CET 1”) capital ratio of 4.5 percent and a CET 1 capital conservation buffer of 2.5 percent, raised the minimum tier 1 capital ratio from 4 percent to 6 percent, required all banking organizations to meet a minimum 4 percent leverage ratio, and introduced a standardized approach for calculating risk-weighted assets.  In February 2014, the Federal Reserve  formally adopted a number of previously-issued capital planning and stress testing requirements as “enhanced prudential standards.”  For bank holding companies with total consolidated assets of $50 billion or more, such as Morgan Stanley, the enhanced prudential standards include periodic capital planning and stress testing procedures, including the requirement to submit to the Federal Reserve an annual capital plan that demonstrates the holding company’s ability to maintain minimum capital levels under both baseline and stressed conditions.  Bank holding companies subject to the rule were required to comply by January 1, 2015.

The units are not being offered by the Banks, and as such: (1) are not Federal Deposit Insurance Corporation (“FDIC”) insured, (2) are not deposits or other obligations of the Banks, (3) are not guaranteed by the Banks, and (4) involve investment risks, including possible loss of principal.

Effect on the Partnership of the “Volcker Rule.”  In December 2013, the Board of Governors of the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC and the Commodity Futures Trading Commission (“CFTC”) each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule).  The Final Rule became effective on April 1, 2014.  Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds,” which include certain types of collective investment vehicles, such as the Partnership.  The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire an equity or other ownership interest in the covered fund except for a de minimis investment.  Moreover, with certain limited exceptions, all banking entities engaging in proprietary trading or covered funds activities subject to the Final Rule must adopt a compliance program by July 21, 2015, including meeting certain documentation and reporting requirements.  The Final Rule makes clear that the terms, scope and detail of the compliance program depend on the types, size, scope and complexity of the activities and business structure of the banking entity.  Larger banking entities are subject to increased compliance program requirements.

Morgan Stanley is continuing to assess the impact of the Final Rule on itself and all of its subsidiaries and affiliates.  The Final Rule could, among other things, limit or prohibit certain employees of Morgan Stanley and its subsidiaries and affiliates, including the General Partner, and their investment vehicles from investing in or co-investing with the Partnership.  Structural changes to the Partnership could also be required.  To the extent that the General Partner determines that any activities or investments of the Partnership are impermissible under the Final Rule, the General Partner is required to make good faith efforts to unwind such activities and investments, by certain deadlines. The deadline to conform investments in and relationships with covered funds that were in place prior to December 31, 2013 is July 21, 2016, but the Federal Reserve has announced its intention to extend this deadline to July 21, 2017 later this year.  The deadline to conform any investments in and relationships with covered funds that were not in place prior to December 31, 2013 is July 21, 2015.  It should be noted that each of the regulators has discretion to interpret the Final Rule with respect to the entities regulated by each such regulator, and there are numerous interpretive questions to be resolved in regulatory commentary, so there remains some uncertainty as to how various aspects of the Final Rule may be applied.

Redemptions from the Partnership by individuals or entities that are related to, or affiliated with, Morgan Stanley, including the General Partner, and, without limitation, any investment vehicles advised by Morgan Stanley or its subsidiaries and affiliates, including the General Partner, or certain employees as a result of, or in connection with, the Final Rule could require the Partnership to liquidate positions sooner than would otherwise be desirable, which could adversely affect the performance of the Partnership.

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (the “FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, (ii) that was organized and offered by the banking entity, or (iii) in which the banking entity continues to hold an ownership interest.  Such general prohibitions will restrict the activities of the Partnership.

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured. The assets of the Partnership that are deposited with Commodity Brokers or their affiliates may be placed in deposit accounts at U.S. banks. The FDIC insures deposits held at insured depository institutions for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.), though deposits in separate branches of an insured institution are not separately insured. If the FDIC were to become receiver of an insured U.S. bank holding deposit accounts that were established by a Commodity Broker or one of its affiliates, then it is uncertain whether the Commodity Broker, the affiliate involved, the Partnership, or the investor would be able to reclaim cash in the deposit accounts above $250,000.

Other Federal Agencies, Including the SEC and the CFTC, Regulate Certain Activities of the Partnership and General Partner.  Regulatory changes other than banking regulations could adversely affect the Partnership by restricting its trading activities and/or increasing the costs or taxes to which the investors are subject.  The Dodd-Frank Act, among other things, grants the CFTC and SEC broad rulemaking authority to implement various provisions of the Dodd-Frank

Act, including comprehensive regulation of the OTC derivatives market and certain foreign exchange transactions.  The implementation of the Dodd-Frank Act could adversely affect the Partnership by increasing transaction and/or regulatory compliance costs.  In addition, greater regulatory scrutiny may increase the Partnership’s and the General Partner’s exposure to potential liabilities.  Increased regulatory oversight can also impose administrative burdens on the General Partner, including, without limitation, responding to investigations and implementing new policies and procedures.  As a result, the General Partner’s time, attention and resources may be diverted from portfolio management activities.

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

Options Trading Can be More Volatile than Futures Trading, and Purchasing and Writing Options Could Result in Trading Losses. The Partnership may trade options on futures. Although successful options trading requires many of the same skills as successful futures trading, the risks are different. Successful options trading requires a trader to assess accurately near-term market volatility because that volatility is immediately reflected in the price of outstanding options. Correct assessment of market volatility can therefore be of much greater significance in trading options than it is in many long-term futures strategies where volatility does not have as great an effect on the price of a futures contract.  Specific market movements of the commodities or futures contracts underlying an option cannot accurately be predicted.  The purchaser of an option may lose the entire premium paid for the option.  The writer, or seller, of a put option collects a premium and risks losing the difference between the strike price and the market price of the underlying commodity or futures contract (less the premium received) if the option buyer exercises its put option.  The writer, or seller, of a call option has unlimited risk.  A call option writer collects a premium and risks losing the difference between the price it would have to pay to obtain the underlying commodity or futures contract and the strike price (less the premium received) if the option buyer exercises its call option.

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

Trading on foreign exchanges involves some risks that trading on U.S. exchanges does not, such as:

Lack of Investor Protection Regulation

The rights of the Partnership in the event of the insolvency or bankruptcy of a non-U.S. market, broker or bank are likely to differ from rights that the Partnership would have in the United States and these rights may be more limited than in the case of failures of U.S. markets, brokers or banks.

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

The Unregulated Nature of Uncleared Trades in the OTC Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges or in Cleared Swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some OTC “spot” contracts are entered into between private parties off an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and the Partnership is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts or foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Partnership trades such contracts with MS&Co. and MSCG and is at risk with respect to the creditworthiness and trading practices of each of MS&Co. and MSCG as the counterparty to the contracts.

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

Trading Swaps Creates Distinctive Risks. The Trading Advisor may trade in certain swaps.  Unlike futures and options on futures contracts, most swap contracts currently are not traded on or cleared by an exchange or clearinghouse.  The CFTC currently requires only a limited class of swap contracts (certain interest rate and credit default swaps) to be cleared and executed on an exchange or other organized trading platform.  In accordance with the Dodd-Frank Act, the CFTC will in the future determine which other classes of swap contracts will be required to be cleared and executed on an exchange or other organized trading platform.  Until such time as these transactions are cleared, the Partnership will be subject to a greater risk of counterparty default on its swaps.  Because swaps do not generally involve the delivery of underlying assets or principal, the amount payable upon default and early termination is usually calculated by reference to the current market value of the contract.  Swap dealers and major swap participants require the Partnership to deposit initial margin and variation margin as collateral to support the Partnership’s obligation under the swap agreement but may not themselves provide collateral for the benefit of the Partnership.  If the counterparty to such a swap defaults, the Partnership would be a general unsecured creditor for any termination amounts owed by the counterparty to the Partnership as well as for any collateral deposits in excess of the amounts owed by the Partnership to the counterparty, which would likely result in losses to the Partnership.

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

Trading of swaps has been and will continue to be subject to substantial change under the Dodd-Frank Act and related regulatory action.  Under the Dodd-Frank Act, many commodity swaps may be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms.  Security-based swaps will be subject to similar requirements.  Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not.  These include margin, collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements.  Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally.  Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

Implementation of Legislation is Not Complete.  Rules implementing the Dodd-Frank Act and similar legislation in other countries are not yet complete.  The impact of future rules on transactions of the type undertaken by the Partnership is not certain.

Changes in Regulation of Swaps Could Lead to Increased Costs.  As the Dodd-Frank Act and related rules, as well as analogous legislation and regulations in other countries, are implemented and market infrastructure adapts to the changes, the cost of engaging in trading of swaps and other products could increase, reducing the profits from those trades.

Central Clearing Parties Could Fail.  Central clearing parties are highly capitalized.  Cleared transactions are supported by initial and variation margin.  As a result, failure of a central clearing party is highly unlikely.  If a central clearing party were to fail, however, the impact on the financial system in general and on the Partnership’s positions in particular is uncertain but could be significant and could affect a large portion of the market.

Deregistration of the Commodity Pool Operator or Commodity Trading Advisor Could Disrupt Operations. The General Partner is a registered commodity pool operator and the Trading Advisor is a registered commodity trading advisor. If the CFTC were to terminate, suspend, revoke or not renew the registration of the General Partner, the General Partner would withdraw as general partner of the Partnership. The limited partners would then determine whether to select a replacement general partner or to dissolve the Partnership. If the CFTC were to terminate, suspend, revoke or not renew the registration of the Trading Advisor, the General Partner would terminate the Trading Advisor’s advisory agreement with the Partnership. The General Partner could reallocate the Partnership’s assets managed by the Trading Advisor to new trading advisor(s) or terminate the Partnership. No action is currently pending or threatened against the General Partner or the Trading Advisor.

The Partnershipis Subject to Speculative Position Limits. U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures.  Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day.  Therefore, the Trading Advisor may have to modify its trading instructions or reduce the size of its position in one or more futures or options contracts in order to avoid exceeding such position limits, which could adversely affect the  profitability of the Partnership.  The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Partnership.  In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options.  In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration.  The CFTC proposed revised position limits rules late in 2013.  The comment period for the rules closed in February 2014, and the CFTC subsequently reopened comment periods for comments about certain issues related to futures and options contracts on agricultural commodities only.  Those comment periods have also closed, and the date for the CFTC’s final rules is unknown.  It is possible that these rules may take effect in some form.  If so, these rules could have an adverse effect on the Partnership’s trading.

The Partnershiphas Credit Risk to the Commodity Brokers. The Partnership has credit risk because the Commodity Brokers act as the futures commission merchants for futures transactions or the counterparties of OTC transactions, with respect to most of the Partnership’s assets. As such, in the event that the Commodity Brokers are unable to perform, the Partnership’s assets are at risk and, in such event, the Partnership may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures-styled option contracts are marked to market on a daily basis, with variations in value credited or charged to the Partnership’s account on a daily basis. The Commodity Brokers, as futures commission merchants for the Partnership’s exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts.  In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Partnership’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Partnership may only recover a portion of the available customer funds.  If no property is available for distribution, the Partnership would not recover any of its assets.  With respect to the Partnership’s OTC foreign exchange contracts and uncleared swaps with MS&Co. and MSCG prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts.  There is still no requirement to segregate funds held as variation margin posted by a party engaging in uncleared swaps with a swap dealer or major swap participant; however, a party engaging in uncleared swaps with a swap dealer or major swap participant can ask that the initial margin posted by such party be held with an independent third party custodian.  Generally, the party requesting segregation will pay the costs of such custodial arrangement.  There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

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

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to over

$325 billion in March, 2014. This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there is for some contracts, the more difficult it is for the Partnership’s trading advisor to obtain the best prices for the Partnership. The Trading Advisor is required to use an allocation methodology that is fair to all customers.

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

You Will Recognize Short-Term Capital Gain. Profits on futures contracts traded in regulated U.S. and some foreign exchanges, foreign currency contracts traded in the interbank market, and U.S. and some foreign exchange-traded options on commodities are generally taxed as short-term capital gain to the extent of 40% of gains with respect to section 1256 contracts and at least 50% of the gain arising from a mixed straddle account and are currently taxed at a maximum marginal ordinary U.S. federal income tax rate of 39.6%.

The IRS Could Take the Position that Deductions for Certain Partnership Expenses Are SubjectTo Various Limitations. Non-corporate taxpayers are subject to certain limitations for deductions for “investment advisory expenses” for U.S. federal income tax and alternative minimum tax purposes. The IRS could argue that certain Partnership expenses are investment advisory expenses. Prospective investors should discuss with their tax advisors the tax consequences of an investment in the Partnership.

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

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership’s executive and administrative offices are located within the offices of the General Partner.  The General Partner's offices utilized by the Partnership are located at 522 Fifth Avenue, New York, NY 10036.

Item 3.  LEGAL PROCEEDINGS

This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which MS&Co. or its subsidiaries is a party or to which any of their property is subject.  There are no material legal proceedings pending against the Partnership or the General Partner.

On June 1, 2011, Morgan Stanley & Co. Incorporated converted from a Delaware corporation to a Delaware limited liability company.  As a result of that conversion, Morgan Stanley & Co. Incorporated is now named Morgan Stanley & Co. LLC (“MS&Co.”).

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company.  Morgan Stanley files periodic reports with the SEC as required by the Securities Exchange Act of 1934 (“Exchange Act”), which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co.  As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations.  As a result, please refer to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2014, 2013, 2012, 2011 and 2010.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern

District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co.  While MS&Co. and the Civil Division have reached an agreement in principle to resolve this matter, there can be no assurance that MS&Co. and the Civil Division will agree on the final documentation of the settlement.

In May 2014, the California Attorney General’s Office (“CAAG”), which is one of the members of the RMBS Working Group, indicated that it has made certain preliminary conclusions that MS&Co. made knowing and material misrepresentations regarding RMBS and that it knowingly caused material misrepresentations to be made regarding the Cheyne SIV, which issued securities marketed to the California Public Employees Retirement System. The CAAG has further indicated that it believes MS&Co.’s conduct violated California law and that it may seek treble damages, penalties and injunctive relief. MS&Co. does not agree with these conclusions and has presented defenses to them to the CAAG.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleges that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System (“VRS”). The complaint alleges VRS suffered total losses of approximately $384 million on these securities, but does not specify the amount of alleged losses attributable to RMBS sponsored or underwritten by MS&Co. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties.  On January 20, 2015, the defendants filed a demurrer to the complaint and a plea in bar seeking dismissal of the complaint.

In October 2014, the Illinois Attorney General’s Office (“IL AG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay the IL AG approximately $88 million. MS&Co. does not agree with these allegations and has presented defenses to them to the IL AG.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co.  The NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. does not agree with the NYAG’s allegations and has presented defenses to them to the NYAG.

On September 2, 2011, the Federal Housing Finance Agency, as conservator for Fannie Mae and Freddie Mac, filed 17 complaints against numerous financial services companies, including MS&Co. and certain affiliates. A complaint against MS&Co. and certain affiliates and other defendants was filed in the Supreme Court of the State of New York, New York County (“Supreme Court of NY”), styled Federal Housing Finance Agency, as Conservator v. Morgan Stanley et al. The complaint alleges that defendants made untrue statements and material omissions in connection with the sale to Fannie Mae and Freddie Mac of residential mortgage pass-through certificates with an original unpaid balance of approximately $11 billion. The complaint raised claims under federal and state securities laws and common law and seeks, among other things, rescission and compensatory and punitive damages.  On February 7, 2014, the parties entered into an agreement to settle the litigation.  On February 20, 2014, the court dismissed the action.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by the CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an exchange for related position (“EFRP”).  Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended, and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position.  In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act, as amended, and CFTC Regulations.  Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine.  MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

On July 23, 2014, the SEC approved a settlement by MS&Co. and certain affiliates to resolve an investigation related to certain subprime RMBS transactions sponsored and underwritten by those entities in 2007.  Pursuant to the settlement, MS&Co. and certain affiliates were charged with violating Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933 (“Securities Act”), agreed to pay disgorgement and penalties in an amount of $275 million and neither admitted nor denied the SEC’s findings.

Other Litigation
On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al.  The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On October 18, 2010, defendants filed a motion to dismiss the action.  By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint.  On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial.  At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed two complaints against MS&Co. and other defendants in the Superior Court of the State of California. These actions are styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al., and Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al., respectively. Amended complaints filed on June 10, 2010 allege that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. in these cases was approximately $704 million and $276 million, respectively. The complaints raise claims under both the federal securities laws and California law and seek, among other things, to rescind the plaintiff’s purchase of such certificates.  On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. The defendants filed answers to the amended complaints on October 7, 2011.  On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled.  On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice.  A bellwether trial was scheduled to begin in January 2015.  MS&Co. was not a defendant in connection with the securitizations at issue in that trial.  On May 23, 2014, plaintiff and the defendants in the bellwether trial filed motions for summary adjudication. On October 15, 2014, these motions were denied. On December 29, 2014 and January 13, 2015, the defendants in the bellwether trial informed the court that they had reached a settlement in principle with plaintiff. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $283 million, and the certificates had incurred actual losses of approximately $7 million.  Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $283 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 15, 2010, China Development Industrial Bank (“CDIB”) filed a complaint against MS&Co., styled China Development Industrial Bank v. Morgan Stanley & Co. Incorporated et al., which is pending in the Supreme Court of NY. The complaint relates to a $275 million credit default swap referencing the super senior portion of the STACK 2006-1 CDO. The complaint asserts claims for common law fraud, fraudulent inducement and fraudulent concealment and alleges that MS&Co. misrepresented the risks of the STACK 2006-1 CDO to CDIB, and that MS&Co. knew that the assets backing the CDO were of poor quality when it entered into the credit default swap with CDIB. The complaint seeks compensatory damages related to the approximately $228 million that CDIB alleges it has already lost under the credit default swap, rescission of CDIB’s obligation to pay an additional $12 million, punitive damages, equitable relief, fees and costs. On February 28, 2011, the court denied MS&Co.’s motion to dismiss the complaint. Based on currently available information, MS&Co. believes it could incur a loss of up to approximately $240 million plus pre- and post-judgment interest, fees and costs.

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011.  The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates.  The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012.  On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue.  After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On July 18, 2011, the Western and Southern Life Insurance Company and certain affiliated companies filed a complaint against MS&Co. and other defendants in the Court of Common Pleas in Ohio, styled Western and Southern Life Insurance Company, et al. v. Morgan Stanley Mortgage Capital Inc., et al. An amended complaint was filed on April 2, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of the certificates allegedly sold to plaintiffs by MS&Co. was approximately $153 million. The amended complaint raises claims under the Ohio Securities Act, federal securities laws, and common law and seeks, among other things, to rescind the plaintiffs’ purchases of such certificates.  On May 21, 2012, the Morgan Stanley defendants filed a motion to dismiss the amended complaint, which was denied on August 3, 2012. MS&Co. filed its answer on August 17, 2012.  MS&Co. filed a motion for summary judgment on January 20, 2015.  Trial is currently scheduled to begin in July 2015.  At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $110 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $110 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to an offset for interest received by the plaintiff prior to a judgment.

On November 4, 2011, the FDIC, as receiver for Franklin Bank S.S.B., filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B. v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. The complaints each raised claims under both federal securities law and the Texas Securities Act and each seeks, among other things, compensatory damages associated with plaintiff’s purchase of such certificates. On June 7, 2012, the two cases were consolidated. MS&Co. filed a motion for summary judgment and special exceptions, which was denied in substantial part on April 26, 2013. The FDIC filed a second amended consolidated complaint on May 3, 2013. MS&Co. filed a motion for leave to file an interlocutory appeal as to the court’s order denying its motion for summary judgment and special exceptions, which was denied on August 1, 2013. On October 7, 2014, the court denied MS&Co.’s motion for reconsideration of the court’s order denying its motion for summary judgment and special exceptions and granted its motion for reconsideration of the court’s order denying leave to file an interlocutory appeal. On November 21, 2014, MS&Co. filed a motion for summary judgment, which was denied on February 10, 2015. The Texas Fourteenth Court of Appeals denied Morgan Stanley’s petition for interlocutory appeal on November 25, 2014. Trial is currently scheduled to begin in July 2015.

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint.  The amended complaint alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. is approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages.  On March 15, 2013, the court denied the defendants’ motion to dismiss the amended complaint. On January 2, 2015, the court denied defendants’ renewed motion to dismiss the amended complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $605 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $605 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to the plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts.  On October 11, 2012, defendants filed motions to dismiss the amended complaint, which were granted in part and denied in part on September 30, 2013.  The defendants filed an answer to the amended complaint on December 16, 2013. Plaintiff has voluntarily dismissed its claims against MS&Co. with respect to two of the securitizations at issue, such that the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. is approximately $358 million. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $65 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $65 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On February 14, 2013, Bank Hapoalim B.M. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY, styled Bank Hapoalim B.M. v. Morgan Stanley et al. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $141 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On April 22, 2014, the defendants’ motion to dismiss was denied in substantial part. On August 29, 2014, MS&Co. filed its answer to the complaint, and on September 18, 2014, MS&Co. filed a notice of appeal from the ruling denying defendants’ motion to dismiss. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $72 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $72 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $694 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages.  On June 10, 2014, the court denied the defendants’ motion to dismiss the case. On July 10, 2014, MS&Co. filed a renewed motion to dismiss with respect to two certificates at issue in the case. On August 4, 2014, claims regarding two certificates were dismissed by stipulation.  After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $644 million. On October 13, 2014, MS&Co. filed its answer to the complaint. At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $294 million, and the certificates had incurred actual losses of approximately $79 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $294 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the United States District Court for the Southern District of New York. The complaint alleges that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to the plaintiff was approximately $417 million. The complaint alleges causes of action against MS&Co. for violations of Section 11 and Section 12(a)(2) of the Securities Act, violations of the Texas Securities Act, and violations of the Illinois Securities Law of 1953 and seeks, among other things, rescissory and compensatory damages.  The defendants filed a motion to dismiss the complaint on November 13, 2013.  On January 22, 2014 the court granted defendants’ motion to dismiss with respect to claims arising under the Securities Act and denied defendants’ motion to dismiss with respect to claims arising under Texas Securities Act and the Illinois Securities Law of 1953. On November 17, 2014, the plaintiff filed an amended complaint.  On December 15, 2014, defendants answered the amended complaint.  At December 25, 2014, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $208 million, and the certificates had incurred actual losses of $27 million.  Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $208 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs.  MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

(b)  Holders.  The number of holders of Units at February 28, 2015, was approximately 965.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on March 1, 1999. Ceres has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Ceres currently does not intend to make any distributions of the Partnership’s profits.

Item 6.  SELECTED FINANCIAL DATA (in dollars)

For the Years Ended December 31,

	2014	2013	2012	2011	2010
	$	$	$	$	$
Total Trading Results
including interest income	7,832,132	5,891,940	(1,878,854)	7,123,632	14,284,661
Net Income (Loss)	5,158,872	2,901,949	(6,263,596)	1,269,385	7,210,501

Net Income (Loss) Per
Unit (Limited & General
Partners)	2.32	0.85	(1.25)	0.20	0.98

Total Assets	31,718,953	38,422,026	45,877,694	72,942,543	83,414,135

Total Limited Partners’
Capital	30,958,035	36,905,030	43,017,920	68,640,922	79,881,815

Net Asset Value Per Unit	14.54	12.22	11.37	12.62	12.42

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2014, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 23.42%; Currency 30.52%; Equity 26.03%; and Commodity 20.03%.

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

The Partnership’s investment in futures, forwards and options may, from time to time, be illiquid.  Most U.S. futures exchanges limit fluctuations in prices during a single trading day by regulations referred to as “daily price fluctuations limits” or “daily limits”.  Trades may not be executed at prices beyond the daily limit.  If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading.  These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

 The Trading Advisor trades the Partnership’s assets in accordance with its Winton Futures Program (formerly, the Winton Diversified Program, as applied without equity), a proprietary, systematic trading system.  The Diversified Program trades approximately 95 futures and forward contracts on U.S. and non-U.S. exchanges and markets.

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

The following presents a summary of the Partnership’s operations for each of the three years in the period ended December 31, 2014 and a general discussion of its trading activities during each period.  It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future.  Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question.  Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) which requires the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:  the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized trading profit (loss)” for open contracts, and recorded as “Net realized trading profit (loss)” when open positions are closed out.  The sum of these amounts constitutes the Partnership’s trading results.  The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day.  The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day.  Interest income, as well as management fees, incentive fees and brokerage fees, of the Partnership are recorded on an accrual basis.

Ceres believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $7,832,132 and expenses totaling $2,673,260, resulting in net income of $5,158,872 for the year ended December 31, 2014.  The Partnership’s net asset value per Unit increased from $12.22 at December 31, 2013, to $14.54 at December 31, 2014.  Total redemptions for the year were $11,236,493, and the Partnership’s ending capital was

$31,318,189 at December 31, 2014, a decrease of $6,077,621 from ending capital at December 31, 2013, of $37,395,810.

During the year, the Partnership posted a gain in net asset value per Unit as trading profits in the global interest rate, energy, and currency markets more than offset losses in the agricultural, global stock index, and metals markets. The most significant gains were achieved within the global interest rate sector during August from long positions in European fixed income futures as prices advanced over investor speculation the European Central Bank would continue stimulus measures after reports showed euro-area manufacturing expanded less than previously estimated during July. Additional gains during August were experienced from long positions in U.S. fixed income futures. During October and November, gains were recorded from long positions in European fixed income futures as prices rose as concern over the European economy spurred demand for the relative safety of government debt. Additional gains were achieved during May from long positions in U.S. Treasury bond and Treasury note futures as prices increased amid easing investor concern the U.S. Federal Reserve would raise borrowing costs. Within the energy markets, gains were achieved during September from short positions in crude oil and its related products as prices moved lower on news that fuel inventory levels in the U.S. were higher than previous estimates predicted. Gains were experienced during October, November, and December from short positions in crude oil and its related products as prices declined as U.S. oil production advanced and after the OPEC nations failed to cut output in response to the global supply glut. Additional gains were recorded during January from long positions in natural gas futures as prices advanced after a U.S. government report showed a record drop in U.S. inventories. Within the currency sector, gains were experienced during November from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen declined after economic indicators showed Japan’s economy was growing at a slower pace than previously forecast. Additional gains were recorded during February from long positions in the British pound versus the U.S. dollar as the relative value of the pound increased after Bank of England policy makers expressed little concern that the strength of the currency would harm the British economy. During September, gains were achieved from short positions in the euro versus the U.S. dollar as the value of the dollar strengthened amid signs the U.S. economy was outpacing its peers. The Partnership’s gains for the year were partially offset by losses incurred within the agricultural sector during June and July from long positions in corn and soybean futures as prices declined as mild weather throughout much of the Midwest reinforced analysts’ predictions that U.S. grain harvests would reach near record levels in 2014. Within the global stock index sector, losses were recorded during January from long positions in U.S., European, and Asian equity index futures as prices declined as economic growth momentum in China weakened and the U.S. Federal Reserve announced measures to further taper its quantitative easing program. Additional losses were experienced during October from long positions in European equity index futures as prices declined  amid concern the region’s central bank will face obstacles in its measures to revive the region’s economy. Within the metals markets, losses were incurred during June from short positions in gold and silver futures as precious metals prices rallied as increased turmoil in the Ukraine and Iraq caused investors to seek the relative safety of the precious metals. During February, losses were incurred from short positions in silver and gold futures as prices moved higher as increased geo-political tensions and discouraging U.S. economic data spurred investor demand.

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

During the year, the Partnership posted a gain in net asset value per Unit as trading profits in the global stock indices, metals, agriculturals, and currencies offset losses in the global interest rate and energy sectors.  The most significant gains were achieved within the equity index markets as equity prices rose throughout a majority of the year.  During January, profits were recorded from long positions in U.S., European, and Asian equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports.  During April, gains were achieved from long positions in Asian equity index futures as prices rallied during the month as the Bank of Japan reinforced its commitment to reach aggressive inflation and currency devaluation targets.  Additional gains in the global stock index sector were recorded during the last four months of the year from long positions in U.S. and European equity index futures as prices reached record levels in the U.S. on investor reaction to the U.S. Federal Reserve Bank continuing its quantitative easing measures unabated.  Within the metals markets, gains were recorded from March through June, and again from September through December.  The most significant gains in this sector recorded during June from short positions in gold and silver futures as prices slumped amid speculation the U.S. Federal Reserve may scale back its debt-purchasing program, eroding the appeal of the metals as a store of value.  Additional gains in metals were recorded from short positions in copper futures.  Additional gains were achieved in April from short positions in gold futures as prices declined as positive economic news in the U.S. reduced demand for the precious metal.  The Partnership also recorded gains during September from short positions in gold and silver futures, as prices declined early in the month over renewed investor concern the U.S. Federal Reserve would curtail its quantitative easing program, eroding demand for the precious metals.  Within the agricultural sector, gains were recorded during August from long positions in soybean futures as prices increased as persistent, dry weather in the U.S. Midwest threatened crop yields.  Within the currency markets, gains were recorded during January, March, April, and from September through December.  The most meaningful gains in this sector were recorded during January from a short Japanese yen position versus the U.S. dollar as the Japanese yen reached the weakest level versus the dollar since June 2010 amid speculation Japanese Prime Minister Shinzo Abe would select a central-bank chief who would expand monetary easing, accelerating the currency’s decline.  During December, additional gains within the currency sector were achieved from short positions in the Japanese yen versus the U.S. dollar as the value of the yen fell amid speculation the Bank of Japan would continue unprecedented stimulus measures, while the U.S. Federal Reserve began to pare quantitative easing amid the U.S. economic recovery.  A portion of the Partnership’s gains during the year was offset by losses incurred within the global interest rate markets, primarily during May, from long positions in U.S. and

European fixed income futures as prices moved lower following a positive U.S. employment report and a rise in German sentiment.  Additional losses in the sector were incurred during January from long positions in European and U.S. fixed income futures as prices fell amid positive economic reports and after European Central Bank President Mario Draghi said the euro-area economy should gradually recover during 2013.  Within the energy markets, losses were recorded during May through October, as energy prices remained volatile throughout much of the middle of 2013.  The most notable losses in the energy complex were recorded during July from short positions in crude oil and heating oil futures as prices rallied after reports indicated the U.S. economy was strengthening.

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

dollar resulted in losses as the value of the euro advanced after German Chancellor Angela Merkel reiterated her commitment to working with the European Central Bank to resolve the euro-zone’s financial turmoil. Within energies, losses were incurred during May from long futures positions in crude oil and its related products as prices declined after stockpiles rose in the U.S. Within the metals markets, losses were recorded during June from short positions in gold futures as prices rose amid signs of a slowdown in the U.S. economy, which triggered speculation that the U.S. Federal Reserve would take steps to spur growth, boosting the appeal of the precious metal. Additional metals losses were experienced during September from short positions in aluminum, copper, and nickel futures as prices moved higher amid signs of increased infrastructure spending by the Chinese government. During December, long positions in gold futures resulted in losses as prices fell amid a rally in the U.S. dollar, which reduced demand for the precious metal. Losses were also experienced within the agricultural complex during May from long positions in soybean futures as prices fell amid favorable growing conditions in the U.S. During  September, long futures positions in the soybean complex and corn resulted in additional losses as prices moved lower. A portion of the Partnership’s losses during the year was offset by gains achieved within the global interest rate sector during January from long positions in U.S. and European fixed income futures as prices advanced amid increased demand for the relative “safety” of government debt on mounting concern about the European sovereign debt crisis. Additional gains were recorded in these markets during April and May from long positions in European and U.S. fixed income futures as prices advanced after Standard & Poor’s cut Spain’s credit rating and Greece failed to form a unified government, adding to concern central banks and politicians were failing to contain the European debt crisis. During July, further gains were experienced from long positions in European and U.S. fixed income futures as prices advanced on concern the global economic recovery was slowing. Within the global stock index markets, gains were experienced during February from long positions in U.S. and European equity index futures as prices rose amid positive economic news, including a better-than-expected U.S. employment report and an expansion in manufacturing in China, Europe, and the U.S. Additional gains were achieved in this sector during December from long positions in Asian equity index futures as prices rose after China’s manufacturing survey added to signs of recovery in the world’s second-largest economy.

For an analysis of unrealized gains and losses by contract type and a further description of 2014 trading results, refer to the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2014, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

For additional information, see the “Financial Instruments” section under “Notes to Financial Statements” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2014, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Fair Value Measurements and Disclosures.
Financial instruments are carried at fair value, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three levels: Level 1 – unadjusted quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than unadjusted quoted market prices that are observable for the asset or liability, either directly or indirectly (including unadjusted quoted market prices for similar investments, interest rates, and credit risk); and Level 3 – unobservable inputs for the asset or liability (including the Partnership’s own assumptions used in determining the fair value of investments).

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

December 31, 2014	Unadjusted Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	1,905,937	–	n/a	1,905,937
Forwards	107,239	157,379	n/a	264,618

Total Assets	2,013,176	157,379	n/a	2,170,555

Liabilities
Futures	511,243	–	n/a	511,243
Forwards	146,237	346,494	n/a	492,731

Total Liabilities	657,480	346,494	n/a	1,003,974

Unrealized currency loss				(97,502)

*Net fair value	1,355,696	(189,115)	n/a	1,069,079

December 31, 2013	Unadjusted Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	$	$	$	$
Assets
Futures	2,391,563	–	n/a	2,391,563
Forwards	–	120,687	n/a	120,687

Total Assets	2,391,563	120,687	n/a	2,512,250

Liabilities
Futures	576,554	–	n/a	576,554
Forwards	–	106,402	n/a	106,402

Total Liabilities	576,554	106,402	n/a	682,956

Unrealized currency loss				(37,574)

* Net fair value	1,815,009	14,285	n/a	1,791,720

* This amount comprises of the “Total net unrealized gain on open contracts” on the Statements of Financial Condition.

During the twelve months ended December 31, 2014 and 2013, there were no Level 3 assets and liabilities, and there were no transfers of assets or liabilities between Level 1 and Level 2.

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

As of December 31, 2014, approximately 83.15% of the Partnership’s total investment exposure is in futures contracts which are exchange-traded while approximately 16.85% is in forward contracts which are off-exchange traded.

The following tables summarize the valuation of the Partnership’s investments as of December 31, 2014 and 2013, respectively.

Offsetting of Derivative Assets and Liabilities as of December 31, 2014:
	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
	$	$	$
Assets
Futures	1,905,937	(511,243)	1,394,694
Forwards	264,618	(264,618)	–

Total Assets	2,170,555	(775,861)	1,394,694

Liabilities
Futures	(511,243)	511,243	–
Forwards	(492,731)	264,618	(228,113)

Total Liabilities	(1,003,974)	775,861	(228,113)

Unrealized currency loss			(97,502)

Total net unrealized gain on
open contracts			1,069,079

Offsetting of Derivative Assets and Liabilities as of December 31, 2013:

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts Presented in the Statements of Financial Condition
	$	$	$
Assets
Futures	2,391,563	(576,554)	1,815,009
Forwards	120,687	(106,402)	14,285

Total Assets	2,512,250	(682,956)	1,829,294

Liabilities
Futures	(576,554)	576,554	–
Forwards	(106,402)	106,402	–

Total Liabilities	(682,956)	682,956	–

Unrealized currency loss			(37,574)

Net unrealized gain on
open contracts			1,791,720

The effect of Trading Activities on the Statements of Financial Condition as of December 31, 2014:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	14,752	(347,794)	652,281	(24,681)	294,558	375
Equity	418,583	(89,028)	1,100	(35,699)	294,956	351
Foreign currency	49,527	(281,674)	467,499	(91,186)	144,166	594
Interest rate	566,705	(131,849)	108	(2,063)	432,901	1,443
Total	1,049,567	(850,345)	1,120,988	(153,629)	1,166,581

Unrealized currency loss					(97,502)
Total net unrealized gain on open contracts					1,069,079

The effect of Trading Activities on the Statements of Financial Condition as of December 31, 2013:
Futures and Forward Contracts	Long Unrealized Gain	Long Unrealized Loss	Short Unrealized Gain	Short Unrealized Loss	Net Unrealized Gain/(Loss)	Average number of contracts outstanding for the year (absolute quantity)
	$	$	$	$	$

Commodity	68,217	(116,121)	440,152	(51,851)	340,397	375
Equity	1,314,348	(39)	–	(150)	1,314,159	469
Foreign currency	258,532	(114,574)	295,620	(1,778)	437,800	663
Interest rate	90,691	(389,730)	44,690	(8,713)	(263,062)	1,087
Total	1,731,788	(620,464)	780,462	(62,492)	1,829,294

Unrealized currency loss					(37,574)
Total net unrealized gain on open contracts					1,791,720

		Average number of
		contracts outstanding
		for the year
Option Contracts at Fair Value	$	(absolute quantity)
Options purchased	–	7
Options written	–	7

The following tables summarize the net trading results of the Partnership for the years ended December 31, 2014, 2013, and 2012, respectively.

The effect of Trading Activities on the Statements of Income and Expenses for the years ended December 31, 2014, 2013, and 2012, included in Total Trading Results:

                                                                                             December 31,
	2014	2013	2012
Type of Instrument	$	$	$
Commodity	1,595,504	1,183,467	(4,329,868)
Equity	(267,178)	6,646,764	465,473
Foreign currency	1,090,894	1,250,251	(2,691,759)
Interest rate	5,466,604	(3,216,434)	4,629,105
Unrealized currency gain (loss)	(59,929)	5,616	6,686
Total	7,825,895	5,869,664	(1,920,363)

Line items on the Statements of Income and Expenses for the years ended December 31, 2014, 2013, and 2012:

                                                                                          December 31,
	2014	2013	2012
Trading Results	$	$	$
Net realized	8,548,536	4,765,656	(1,128,261)
Net change in unrealized	(722,641)	1,104,008	(792,102)
Total Trading Results	7,825,895	5,869,664	(1,920,363)

Investment Company Status
Effective January 1, 2014, the Partnership adopted ASU 2013-08, “Financial Services – Investments Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements”.  ASU 2013-08 changes the approach to the investment company assessment, requires non-controlling ownership interests in other investment companies to be measured at fair value, and requires additional disclosures about the investment company’s status as an investment company.  ASU 2013-08 is effective for interim and annual reporting periods beginning after December 15, 2013.  The adoption of this ASU did not have a material impact on the Partnership’s financial statements.  Based on management’s assessment, the Partnership has been deemed to be an investment company since inception.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk.  Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin.  Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract.  Gains and losses on off-exchange-traded forward currency options contracts are settled on an agreed- upon settlement date.

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

Quantifying the Partnership’s Trading Value at Risk
The following quantitative disclosures regarding the Partnership’s market risk exposures contain “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act, and Section 21E of the Exchange Act).  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership’s Value at Risk in Different Market Sectors
The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of December 31, 2014 and 2013 and the highest, lowest and average values during the twelve months ended December 31, 2014 and 2013.  All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2014, the Partnership’s total capitalization was approximately $31 million.

                                                                December 31, 2014

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$1,096,973	3.50%

Interest Rate	841,578	2.69%

Equity	935,515	2.99%

Commodity	719,826	2.30%

Total	$3,593,892	11.48%

                                     Twelve Months Ended December 31, 2014
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,106,708	$1,000,971	$1,723,631
Interest Rate	$1,393,593	$591,713	$1,127,406
Equity	$2,070,011	$421,944	$1,410,706
Commodity	$1,119,325	$668,736	$897,712
*Average of month-end VaR.

As of December 31, 2013, the Partnership’s total capitalization was approximately $37 million.

                                                                 December 31, 2013

Primary Market		% of
Risk Category	VaR	Total Capitalization

Currency	$2,106,708	5.63%

Interest Rate	684,939	1.83%

Equity	2,065,765	5.52%

Commodity	905,249	2.42%

Total	$5,762,661	15.40%

                                                                   Twelve Months Ended December 31, 2013
Market Sector	High VaR	Low VaR	Average VaR*
Currency	$2,589,739	$1,536,508	$2,036,991
Interest Rate	$1,736,399	$252,865	$800,361
Equity	$2,224,252	$899,991	$1,733,601
Commodity	$1,727,801	$667,554	$1,011,880
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

The following were the primary trading risk exposures of the Partnership as of December 31, 2014, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Stock Indices.  The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of

December 31, 2014, the Partnership’s primary exposures were in the E-Mini S&P 500 (U.S.), Dow Jones EURO STOXX 50 (European Union), DAX (Germany), Nikkei 225 (Japan), and E-Mini NASDAQ 100 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

Commodities:
Metals.  The Partnership’s primary metals exposure as of December 31, 2014 was to fluctuations in the price of gold, copper, aluminum, and silver.

Grains.  The Partnership’s trading risk exposure in grains is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. Corn and the soybean complex accounted for the majority of the Partnership’s grain exposure as of December 31, 2014.

Energy.  The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses have been experienced and are expected to continue in this market.

Softs.  The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements which are often directly affected by severe or unexpected weather conditions. Sugar and cocoa accounted for the majority of the Partnership’s soft commodity exposure as of December 31, 2014.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are incorporated by reference to the Partnership's December 31, 2014 Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:
Summary of Quarterly Results (Unaudited)

	Total Trading Results	Net	Net Income/
Quarter Ended	including interest income	Income/(Loss)	(Loss) Per Unit

2014
March 31	$(76,916)	$(741,479)	$(0.25)
June 30	2,282,176	1,867,079	0.75
September 30	522,166	120,501	0.05
December 31	5,104,706	3,912,771	1.77

Total	$7,832,132	$5,158,872	$2.32

2013
March 31	$2,978,468	$2,176,387	$0.59
June 30	(564,595)	(1,355,248)	(0.41)
September 30	(407,687)	(1,106,249)	(0.32)
December 31	3,885,754	3,187,059	0.99

Total	$5,891,940	$2,901,949	$0.85

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the management of Ceres, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2014.  The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms.  Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting
Ceres is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Ceres has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014.  In making this assessment, Ceres used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework 2013.  Ceres has concluded that, as of December 31, 2014, the Partnership’s internal control over financial reporting is effective based on these criteria.  This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.  This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to SEC rules that permit the Partnership, as a non-accelerated filer, to provide only management’s report in this annual report.

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

Item 9B.  OTHER INFORMATION
None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership has no directors or executive officers and its affairs are managed by its General Partner.  Investment decisions are made by the Trading Advisors.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer), Alper Daglioglu (Director), Jeremy Beal (Director), Colbert Narcisse (Director), Harry Handler (Director), Kevin Klingert (Director), M. Paul Martin (Director), Frank Smith (Director) and Feta Zabeli (Director).  Each director holds office until the earlier of his or her death, resignation or removal.  Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner.  The officers of the General Partner are designated by the General Partner’s board of directors.  Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities.  Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the NFA.  Patrick T. Egan, Feta Zabeli, Kevin Klingert and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions.

Patrick T. Egan, age 45, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of NFA, and since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner, and since January 2015, Mr. Egan has been employed by the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities.  From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Wealth Management, a financial services firm, where his responsibilities have included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011, as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014, and as Head of Morgan Stanley Managed Futures since October 2014.  From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Wealth Management.  From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department.

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

Alper Daglioglu, age 38, has been a Director, and listed as a principal, of the General Partner since December 2010.  He served as President of the General Partner from August 2013 through September 2014.  Since October 2013, Mr. Daglioglu has also been registered as an associated person of the General Partner, and is an associate member of NFA.  Since November 2013, Mr. Daglioglu has been registered as a swap associated person of the General Partner.  Since May 2014, Mr. Daglioglu has been listed as a principal and registered as an associated person of each of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds.  Mr. Daglioglu was appointed Deputy Chief Investment Officer for the Alternative Investments Group at Morgan Stanley Smith Barney LLC, a financial services firm, in August 2013.  Since December 2010, Mr.

Daglioglu has been employed by Morgan Stanley Smith Barney LLC where his responsibilities include serving as Managing Director as well as Chief Investment Officer for Morgan Stanley Smith Barney Managed Futures and serving on the Alternative Investments Product Review Committee of Morgan Stanley Smith Barney LLC’s Alternative Investments Group.  Mr. Daglioglu has been registered as an associated person of Morgan Stanley Smith Barney LLC since October 2013.  From June 2009 through December 2010, Mr. Daglioglu was employed by Morgan Stanley Smith Barney LLC, where his responsibilities included serving as a Senior Analyst in the Product Origination Group.  From December 2003 through June 2009, Mr. Daglioglu was employed by Morgan Stanley, a financial services firm, where his responsibilities included serving as a Senior Analyst in the Product Origination Group, and serving as the lead investment analyst for Global Macro and Managed Futures strategies within Morgan Stanley Graystone Research Group from February 2007 through June 2009.  Mr. Daglioglu earned his Bachelor of Science degree in Industrial Engineering in June 2000 from Galatasaray University and his Master of Business Administration degree in Finance in May 2003 from the University of Massachusetts-Amherst’s Isenberg School of Management.  Mr. Daglioglu was awarded a full merit scholarship and research assistantship at the Center for International Securities and Derivatives Markets during his graduate studies.  In this capacity, he worked with various major financial institutions in performance monitoring, asset allocation and statistical analysis projects and specialized on alternative approaches to risk assessment for hedge funds and managed futures.  Mr. Daglioglu wrote and published numerous research papers on alternative investments.  Mr. Daglioglu is a Chartered Alternative Investment Analyst charter holder.

Jeremy Beal, age 40, has been a Director and listed as a principal of the General Partner since August 2013.  From August 2013 through September 2014, Mr. Beal served as Chairman of the Board of Directors of the General Partner. Since May 2013, Mr. Beal has been employed by Morgan Stanley, a financial services firm, where his responsibilities include serving as the Head of Product Strategy and Development, Global Alternative Investments. Mr. Beal has been a Vice President and Director since June 2013, and listed as a principal since July 2013, of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities. Mr. Beal has also been a Vice President and Director since June 2013, and listed as a principal since August 2013, of Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds. Since January 2013, each of Morgan Stanley GWM Feeder Strategies LLC and Morgan Stanley HedgePremier GP LLC has been registered as a commodity pool operator with the CFTC. Mr. Beal is responsible for general management and oversight with respect to such entities.  Mr. Beal has also been employed by Morgan Stanley Smith Barney Private Management LLC, Morgan Stanley Smith Barney Private Management II LLC, and Morgan Stanley Smith Barney Venture Services LLC, each an investment management company, since June 2013, where his responsibilities include acting as Vice President and Director. In October 2012, Mr. Beal was appointed Chief Operating Officer of JE Moody & Company LLC, a hedge fund and commodity trading advisor, although he did not exercise all authorities associated with the role prior to his departure in May 2013.  Prior to joining JE Moody & Company LLC, Mr. Beal was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Chief Operating Officer, Global Alternative Investments from July 2009 through September 2012, and acting as Head of Product Development and Management, Alternative Investments for Morgan Stanley from May 2007 through July 2009. From March 2002 through May 2007, Mr. Beal was employed by Morgan Stanley, where his responsibilities included acting as Head of Product Development, Managed Futures for Morgan Stanley from May 2005 through May 2007, and acting as Senior Associate, Managed Futures from March 2002 through May 2005. Mr. Beal earned his Bachelor of Science degree in Business Administration in May 1997 from Pacific University and his Juris Doctor and Master of Business Administration degree in May 2001 from Willamette University.

Colbert Narcisse, age 49, has been a Director of the General Partner since December 2011 and listed as a principal of the General Partner since February 2012.  Since December 2012, Mr. Narcisse has been a Director on the Board of Directors and listed as a principal of Morgan Stanley GWM Feeder Strategies LLC, which acts as a general partner to multiple alternative investment entities, and Morgan Stanley HedgePremier GP LLC, which acts as a general partner and administrative agent to numerous hedge fund feeder funds.  Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC.  Since February 2011, Mr. Narcisse has been a Managing Director at Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities have included serving as Head of the Alternative Investment Group, Head of the Corporate Equity Solutions Group, and Chief Operating Officer of the Investment Strategy and Client Solutions Division.  From July 2009 until February 2011, Mr. Narcisse served as Chief Executive Officer of Gold Bullion International, a business services company that enables retail investors to acquire, manage and store physical precious metals through their financial advisor.  From March 2009 until July 2009, Mr. Narcisse took personal leave.  From August 1990 until March 2009, Mr. Narcisse was employed by Merrill Lynch & Co., Inc., a financial services firm, where his responsibilities included serving as Chief Operating Officer of Americas Investment Banking, Chief Operating Officer of the Global Wealth Management Division, and as an investment banker in both the Financial Institutions and Public Finance Groups.  From July 1987 until August 1990, Mr. Narcisse was employed by the Federal Reserve Bank of New York, where his responsibilities included serving as a Bank Examiner.  Additionally, Mr. Narcisse serves on the Board of Harlem RBI, as the Vice Chair of Finance for the Montclair Cooperative School Board of Trustees, as an Audit Committee Member of the New York City Housing Authority, and as a Member of the Executive Leadership Council.  Mr. Narcisse received his Bachelor of Science degree in Finance in June 1987 from New York University.  He received his Master of Business Administration degree in July 1992 from Harvard Business School.

Harry Handler, age 56, has been a Director of the General Partner since December 2010.  Since December 2010, Mr. Handler has been registered as an associated person and listed as a principal of the General Partner, and is an associate member of NFA.  Mr. Handler was listed as a principal of Demeter from May 2005, and was registered as an associated person of Demeter from April 2006, until Demeter’s combination with the General Partner in December 2010.  Mr. Handler was registered as an associated person of Morgan Stanley DW Inc., a financial services firm, from February 1984 until on or about April 2007, when, because of the merger of Morgan Stanley DW Inc. into MS&Co., he became registered as an associated person of MS&Co. due to the transfer of his original registration as an associated person of Morgan Stanley DW Inc.  Mr. Handler withdrew as an associated person of MS&Co. in June 2009.  Mr. Handler has been registered as an associated person of Morgan Stanley

Smith Barney LLC since June 2009 and listed as a branch office manager since February 2013.  Mr. Handler serves as an Executive Director at Morgan Stanley Smith Barney LLC in the Global Wealth Management Group.  Mr. Handler works in the Capital Markets Division and is responsible for Electronic Equity and Securities Lending.  Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group’s Best Execution Committee.  In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities.  Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a financial services firm and predecessor company to Morgan Stanley, from July 1982 until January 1984.  He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation at Dean Witter.  Before joining Dean Witter, Mr. Handler worked at Mocatta Metals, a precious metals trading firm and futures broker that was sold to Standard Charted Bank in the 1980’s, as an Assistant to the Chairman from March 1980 until June 1982.  His roles at Mocatta Metals included positions on the Futures Order Entry Desk and the Commodities Exchange Trading Floor.  Additional work included building a computerized Futures Trading System and writing a history of the company.  Mr. Handler graduated on the Dean’s List from the University of Wisconsin-Madison with a Bachelor of Arts degree in History and Political Science.

Kevin Klingert, age 51, has been a Director of the General Partner since October 2014.  Mr. Klingert has also served as Managing Director of Morgan Stanley Investment Management, a financial services firm, since December 2007, where his responsibilities include serving as head of the Morgan Stanley

Investment Management Liquidity business since July 2010 and as Chief Operating Officer of Morgan Stanley Investment Management’s Traditional Asset Management business, including Long-Only, Alternative Investment Partners, and Global Liquidity, since February 2013.  Mr. Klingert has been listed as a principal of Morgan Stanley Investment Management since May 2013.  Mr. Klingert has been listed as a principal of the General Partner since October 2014.  From June 2008 through July 2010, Mr. Klingert served as the Vice President of the U.S. registered mutual fund family managed by Morgan Stanley Investment Management, where his responsibilities included handling certain administrative matters related to the funds.  From April 2008 until July 2010, Mr. Klingert served as the Global Head, Chief Operating Officer and Acting Chief Investment Officer of the Fixed Income Group of Morgan Stanley Investment Management.  From December 2007 through July 2010, Mr. Klingert served as the Head of Global Liquidity Portfolio Management and Co-Head of Liquidity Credit Research of Morgan Stanley Investment Management.  Mr. Klingert was listed as a principal of Morgan Stanley Hedge Fund Partners Cayman Ltd., a commodity pool operator, from September 2009 to September 2011, where his responsibilities included, along with the company’s other directors, making all management decisions on behalf of the company.  From February 2007 until November 2007, Mr. Klingert was on sabbatical.  Prior to joining Morgan Stanley Investment Management, Mr. Klingert was Managing Director on the Management Committee and head of Municipal Portfolio Management and Liquidity at BlackRock, Inc., a financial services firm, from October 1991 through January 2007.  From March 1985 until October 1991, Mr. Klingert was an Assistant Vice President Municipal Portfolio Manager at Merrill Lynch & Co., Inc., an investment bank.  Mr. Klingert received a B.S. in Business Administration from SUNY Oswego in May 1984 and an M.B.A. in Finance from New York University in February 1990.

M. Paul Martin, age 55, has been a Director of the General Partner since October 2014.  Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees.  Mr. Martin has been listed as a principal of the General Partner since October 2014.  Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006.  Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control.  From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm.  From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm.  Mr. Martin also served as Vice President – Information Technology for MS&Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program.  From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm.  From October 1980 through January 1984,

Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies.  Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Frank Smith, age 48, has been a Director of the General Partner since October 2014.  Mr. Smith  has also served as an Executive Director of Morgan Stanley Investment Management, a financial services firm, since August 2000, where his responsibilities include serving as Treasurer and Chief Financial Officer of Morgan Stanley Funds as well as Executive Director of U.S. Fund Administration.  Mr. Smith has been listed as a principal of the General Partner since October 2014.  Mr. Smith previously served as a senior manager of the audit group at PricewaterhouseCoopers, an accounting firm, from December 1997 to August 2000.  Mr. Smith was responsible for managing the audits of multiple clients while at PricewaterhouseCoopers LLP.  Prior to PricewaterhouseCoopers, Mr. Smith was a Fund Administration manager at BlackRock, Inc., a mutual fund complex, from July 1996 to December 1997.  At BlackRock he oversaw multiple vendors who performed accounting services for the funds.  From December 1994 to July 1996, Mr. Smith served as an audit manager at Coopers & Lybrand, an accounting firm, where he was responsible for managing multiple client audits.  After college, Mr. Smith began his career at McGladrey & Pullen, LLP, certified public accountants, where he served as an audit manager from June 1987 to December 1994.  At McGladrey & Pullen, he was responsible for managing multiple client audits.  Mr. Smith received a B.S. in Accounting from St. John’s University in May 1987.

Feta Zabeli, age 54, has been a Director of the General Partner since October 2014.  Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business.  He joined Morgan Stanley in January 2012.  Mr. Zabeli was appointed to the Board of Directors of MSIM Inc., an affiliate of the General Partner, effective January 30, 2015.  Mr. Zabeli has been listed as a principal of the General Partner since October 2014.  Mr. Zabeli was on garden leave in December 2011.  From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York.  From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific.  From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan.  From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk.  In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk.  Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications.  Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Section 16(a) Beneficial Ownership Reporting Compliance
To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2014, were timely and correctly made.

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

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers.  As a limited partnership, the business of the Partnership is managed by Ceres, which is responsible for the administration of the business affairs of the Partnership.  The Partnership pays Ceres a general partner administrative fee equal to an annual rate of 2.0% (paid monthly) of the Partnership’s net assets.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 (a)  Security Ownership of Certain Beneficial Owners – At February 28, 2014, Thalia N. Carlos Revocable Trust, 3340 Peachtree Rd. NE Ste 250, Atlanta, GA 30326-1045 was the beneficial owner of 109,351.299 Units, representing ownership of 5.18 percent of the outstanding Units of the Partnership.

(b)  Security Ownership of Management – At December 31, 2014, Ceres owned 24,768.986  Units of general partnership interest, representing a 1.15 percent interest in the Partnership.

(c)  Changes in Control – None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

Refer to Note 2. Summary of Significant Accounting Policies, Note 3. Related Party Transactions, and Note 4. Trading Advisors of “Notes to Financial Statements”, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2014, which is incorporated by reference to Exhibit 13.01 of this
Form 10-K.  In its capacity as the Partnership’s retail commodity broker, MS&Co. received commodity brokerage fees (paid and accrued by the Partnership) of $1,125,659 for the year ended December 31, 2014.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
MS&Co., on behalf of the Partnership, pays all accounting fees.  The Partnership reimburses MS&Co. through the brokerage fees it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2014.

(1)  Audit Fees.  The aggregate fees for professional services rendered by Deloitte & Touche LLP (“D&T”) in connection with their audit of the Partnership’s financial statements and review of the financial statements included in the Quarterly Reports on Form 10-Q and in connection with statutory and regulatory filings were approximately $52,400 for the year ended December 31, 2014, and $50,965 for the year ended December 31, 2013.

(2)  Audit-Related Fees.  None.

(3)  Tax Fees. The Partnership did not pay D&T any amounts in 2014 and 2013 for professional services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements
The following financial statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2014, are incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered public accounting firm.

-	Statements of Financial Condition, including the Condensed Schedules of Investments, as of December 31, 2014 and 2013.

-	Statements of Income and Expenses and Changes in Partners' Capital for the years ended December 31, 2014, 2013, and 2012.

-           Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2014 is not deemed to be filed with this report.

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

March 27, 2015	By:	/s/Patrick T. Egan
Patrick T. Egan
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ceres Managed Futures LLC

BY:	/s/	Patrick T. Egan	March 27, 2015
Patrick T. Egan, President, Director

	/s/	Steven Ross	March 27, 2015
Steven Ross, Chief Financial Officer, Principal Accounting
Officer

	/s/	Alper Daglioglu	March 27, 2015
Alper Daglioglu, Director

	/s/	Kevin Klingert	March 27, 2015
Kevin Klingert, Director

	/s/	Harry Handler	March 27, 2015
Harry Handler, Director

	/s/	Jeremy Beal	March 27, 2015
Jeremy Beal, Director

	/s/	Colbert Narcisse	March 27, 2015
Colbert Narcisse, Director

	/s/	M. Paul Martin	March 27, 2015
M. Paul Martin, Director

	/s/	Frank Smith	March 27, 2015
Frank Smith, Director

	/s/	Feta H. Zabeli	March 27, 2015
Feta H. Zabeli, Director

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

10.10
Alternative Investment Placement Agent Agreement, dated as of October 1, 2014, by and among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto, is incorporated by reference to Exhibit 10.01 of the Partnership’s Form 10-Q (File No. 0-25605) filed with the Securities and Exchange Commission on August 13, 2014.

13.01	December 31, 2014, Annual Report to Limited Partners is filed herewith.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

E-4