Form 10-K
period 2015-12-31
MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
filed 2016-03-28
CIK 1066658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant’s most recently completed second fiscal quarter: $27,751,348 at June 30, 2015.

As of February 29, 2016, 1,884,440.585 Limited Partnership Units were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(See Page 1)

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

INDEX TO ANNUAL REPORT ON FORM 10-K

December 31, 2015

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference as follows:

Documents Incorporated	Part of Form 10-K
Annual Report to Morgan Stanley
Charter Series Limited Partners for the year ended December 31, 2015	II, III, and IV

PART I

Item 1. BUSINESS

(a) General Development of Business.  Morgan Stanley Smith Barney Charter WNT L.P. (the “Partnership”) is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”). The Partnership commenced trading operations on March 1, 1999. The Partnership is one of the Morgan Stanley Charter Series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Charter Aspect L.P. and Morgan Stanley Smith Barney Charter Campbell L.P.

Ceres Managed Futures LLC, a Delaware limited liability company, acts as the general partner (“Ceres” or the “General Partner”) and commodity pool operator of the Partnership. Ceres is a wholly-owned subsidiary of Morgan Stanley Smith Barney Holdings LLC (“MSSBH”). MSSBH is wholly-owned indirectly by Morgan Stanley. Prior to June 28, 2013, Citigroup Inc. was the indirect minority owner of MSSBH. Morgan Stanley Smith Barney LLC is doing business as Morgan Stanley Wealth Management (“Morgan Stanley Wealth Management”). This entity previously acted as a non-clearing commodity broker for the Partnership. Morgan Stanley Wealth Management is a principal subsidiary of MSSBH.

The clearing commodity broker for the Partnership is Morgan Stanley & Co. LLC (“MS&Co.”). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. Winton Capital Management Limited (“Winton” or the “Trading Advisor”) is the trading advisor to the Partnership and manages the assets of the Partnership pursuant to the Winton Futures Program (formerly, the Winton Diversified Program, as applied without equities), the Trading Advisor’s proprietary, systematic trading program. A description of the trading activities and focus of the Trading Advisor is included on page 29 under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During June 2015, the General Partner determined to invest a portion of the Partnership’s excess cash (the Partnership’s assets not used for futures interest trading or required margin for such trading) in United States (“U.S.”) Treasury bills. The Partnership will receive interest on U.S. Treasury bills at the relevant coupon rate. There will be no change to the treatment of the excess cash not invested in U.S. Treasury bills. The General Partner intends to hold the U.S. Treasury bills until maturity, but in the event that the General Partner is required to liquidate U.S. Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership may incur a loss on such U.S. Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s accounts in order to avoid early liquidation of U.S. Treasury bills. The General Partner may also invest up to all of the Partnership’s assets in money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates.

The Partnership accrued a flat rate brokerage fee that covered all brokerage fees, transaction fees and costs, and ordinary administrative expenses. Effective April 1, 2014, the flat rate brokerage fee for the Partnership was reduced from 6.0% per annum (paid monthly) to 4.0% per annum (paid monthly) of the Partnership’s net assets. Effective October 1, 2014, the flat rate brokerage fee, equal to an annual rate of 4.0% of the Partnership’s net assets, was separated into (i) a general partner administrative fee payable to the General Partner (the “General Partner fee” and formerly, the “administrative fee”) equal to an annual rate of 2.0% of the Partnership’s net assets, and (ii) an ongoing placement agent fee payable to Morgan Stanley Wealth Management equal to an annual rate of 2.0% of the Partnership’s net assets. The October 1, 2014 fee changes, in the aggregate, did not exceed the flat rate brokerage fee and, accordingly, there was no change to the aggregate fees incurred by the Partnership.

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

In addition, the Partnership pays the Trading Advisor an incentive fee equal to 20% of trading profits (if any) payable on a monthly basis. Trading profits represent the amount by which profits from futures, forwards and options trading exceed losses after brokerage, General Partner, ongoing placement agent and management fees, as applicable, are deducted. When the Trading Advisor experiences losses with respect to net assets as of the end of a calendar month, the Trading Advisor must recover such losses before the Trading Advisor is eligible for an incentive fee in the future. Cumulative trading losses are adjusted on a pro-rated basis for the amount of each month’s redemptions.

The current term of the Management Agreement will expire on February 28, 2017 and will renew annually unless terminated by the General Partner or the Trading Advisor. In general, the Management Agreement may be terminated upon notice by either party.

In July 2015, the General Partner delegated certain administrative functions to SS&C Technologies, Inc., a Delaware corporation, currently doing business as SS&C GlobeOp (the “Administrator”). Pursuant to a master services agreement, the Administrator furnishes certain administrative, accounting, regulatory, reporting, tax and other services as agreed from time to time. In addition, the Administrator maintains certain books and records of the Partnership. The General Partner pays or reimburses the Partnership, from the General Partner fee it receives, the ordinary administrative expenses of the Partnership. This includes the expenses related to the engagement of the Administrator. Therefore, the engagement of the Administrator did not impact the Partnership’s break-even point.

The Partnership began the year at a net asset value per unit of limited partnership interest (“Unit(s)”) of $14.54 and decreased 2.3% to $14.20 per Unit on December 31, 2015. For a more detailed description of the Partnership’s business, see subparagraph (c).

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

The General Partner believes that past performance of the Trading Advisor may be of interest to investors, but encourages you to look at such information as an example of the objectives of the Partnership rather than as any indication that the Partnership’s objectives will, in fact, be achieved.

The Partnership Incurs Substantial Charges. The Partnership must pay substantial charges, and must generate profits and interest income which exceed its fixed costs in order to avoid depletion of its assets. The Partnership is required to pay monthly management fees to the Trading Advisor regardless of the performance of the Partnership. In addition, the Partnership pays the Trading Advisor an incentive fee. In addition, the Partnership pays the ongoing administrative and operating expenses of the Partnership as such expenses are incurred.

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

Restricted Investment Liquidity in the Units. There is no secondary market for the Units, and you may not redeem your Units other than as of the last Business Day of each month. Your right to receive payment for a redemption of some or all of your Units is dependent upon (a) the Partnership having sufficient assets to pay its liabilities on the redemption date, and (b) the General Partner’s receipt of your Request for Redemption in such manner as determined by the General Partner no later than 3:00 p.m., New York City time, on the last day of the month. The General Partner will not permit a transfer, sale, pledge or assignment of Units unless it is satisfied that the transfer, sale, pledge or assignment would not be in violation of Delaware law or applicable federal, state, or foreign securities laws and notwithstanding any transfer, sale, pledge or assignment, the Partnership will continue to be classified as a partnership rather than as an association or publicly traded partnership taxable as a corporation under the Internal Revenue Code of 1986, as amended (the “Code”). No transfer, sale, pledge or assignment of Units will be effective or recognized by the Partnership if the transfer, sale, pledge or assignment would result in the termination of the Partnership for U.S. federal income tax purposes. Any attempt to transfer, sell, pledge or assign Units in violation of the Partnership Agreement will be ineffective.

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

The Partnership’s Structure Has Conflicts of Interest.

•

The General Partner, Morgan Stanley, Morgan Stanley Wealth Management and MS&Co. are affiliates. As a result, the fees and other compensation received by these parties and other terms relating to the operation of the Partnership and the sale of Units have not been negotiated independently. The officers and directors of the General Partner are also employees of Morgan Stanley or one of its subsidiaries and may have a conflict of interest between their responsibility to the General Partner and the commodity pools it operates. Some of the compensation for such officers and directors of the General Partner may be based in part on the profitability of Morgan Stanley and its managed futures business operated by the General Partner.

•	MS&Co. can benefit from bid/ask spreads to the extent the Trading Advisor executes over-the-counter (“OTC”) foreign exchange trades with MS&Co. and bid/ask spreads are charged.

•

The Trading Advisor, the General Partner, Morgan Stanley and its affiliates and subsidiaries may trade futures, forwards and options for their own accounts, and thereby compete with the Partnership for positions. Also, the other commodity pools managed by the General Partner and the Trading Advisor may compete with the Partnership for futures, forwards and option contracts. These conflicts can result in less favorable prices on the Partnership’s transactions. These pools may also pay lower fees, including lower commodity brokerage fees and/or commissions, than the Partnership pays. The records of any such trading will not be available for inspection by limited partners.

•

For excess cash which is not invested, MS&Co. and the General Partner retain any interest earned on cash in the Partnership’s account in excess of the rate specified in the private placement memorandum of the Partnership. That could create an incentive for the General Partner to retain excess cash in cash instead of permitted investments.

•	The General Partner may purchase money market mutual fund shares from mutual funds affiliated and/or unaffiliated with the General Partner.

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

Effect on the Partnership of the “Volcker Rule.” In December 2013, the Federal Reserve, the Office of the Comptroller of the Currency, the FDIC, the SEC and the Commodity Futures Trading Commission (“CFTC”) each adopted a final rule (“Final Rule”) implementing Section 619 of the Dodd-Frank Act (which section is commonly referred to as the Volcker Rule). The Final Rule became effective on April 1, 2014. Among other things, the Final Rule limits the ability of “banking entities” (which term includes any insured depository institution, any company controlling an insured depository institution or any affiliate or subsidiary of either) to acquire or retain an equity or other ownership interest in, or “sponsor”, “covered funds.” The Final Rule, however, permits banking entities to organize and offer a covered fund if several conditions are satisfied, including the requirement that the banking entity does not acquire or retain an equity or other ownership interest in the covered fund except for a de minimis investment, after an initial seeding period. Moreover, all banking entities engaging in proprietary trading or covered funds activities subject to the Final Rule must adopt a compliance program, including meeting certain documentation and reporting requirements. The banking agencies make clear, however, that the terms, scope and detail of the compliance program depend on the types, size, scope and complexity of the activities and business structure of the banking entity.

Morgan Stanley is continuing to assess the impact of the Final Rule on itself and all of its subsidiaries and affiliates. The Final Rule will, among other things, limit or prohibit certain employees of Morgan Stanley and its subsidiaries and affiliates, including the General Partner, and their investment vehicles from investing in or co-investing with the Partnership. Structural changes, such as with respect to governance arrangements for the Partnership, could also be required. To the extent that the General Partner determines that any activities or investments of the Partnership are impermissible under the Final Rule, the General Partner was required to conform such activities and investments by July 21, 2015, subject to an extended conformance period (expected to end on July 21, 2017) for certain relationships and investments in place prior to 2014, at or before the end of which such legacy relationship and investments must be conformed, and the Partnership must be in full compliance with the Final Rule. It should be noted that each of the regulators has discretion to interpret the Final Rule with respect to the entities regulated by each such regulator, and there are numerous interpretive questions to be resolved in regulatory commentary, so there remains some uncertainty as to how various aspects of the Final Rule may be applied.

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

The Final Rule also contains a general prohibition on “covered transactions,” as defined in Section 23A of the Federal Reserve Act, as amended (“FRA”), and certain other transactions set forth in Section 23B of the FRA, between a banking entity and any covered fund (or any other covered fund controlled by such covered fund) (i) for which the banking entity serves, directly or indirectly, as the investment manager, investment adviser, commodity trading advisor or sponsor, (ii) that was organized and offered by the banking entity, or (iii) in which the banking entity continues to hold an ownership interest, pursuant to a particular Volcker Rule exemption. At or before the end of the applicable conformance period, such general prohibitions will restrict certain transactions and relationships between Morgan Stanley affiliates and the Partnership, which could require restructuring of those relationships.

Assets Held in Accounts at U.S. Banks May Not Be Fully Insured. The assets of the Partnership that are deposited with Commodity Brokers or their affiliates may be placed in deposit accounts at U.S. banks. The FDIC insures deposits held at insured depository institutions for up to $250,000 (including principal and accrued interest) for each insurable capacity (e.g., individual accounts, joint accounts, corporate accounts, etc.), though deposits in separate branches of an insured institution are not separately insured. If the FDIC were to become receiver of insured U.S. bank holding deposit accounts that were established by a Commodity Broker or one of its affiliates, then it is uncertain whether the Commodity Broker, the affiliate involved, the Partnership, or the investor would be able to reclaim cash in the deposit accounts above $250,000.

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

The General Partner, the Partnership and its Service Providers and their Respective Operations Are Potentially Vulnerable to Cyber-Security Attacks or Incidents. Like other business enterprises, the use of the internet and other electronic media and technology exposes the General Partner, the Partnership and its service providers, and their respective operations, to potential risks from cyber-security attacks or incidents (collectively, “cyber events”). Cyber events may include, for example, unauthorized access to systems, networks or devices, infection from computer viruses or other malicious software code, mishandling or misuse of information and attacks which shut down, disable, slow or otherwise disrupt operations, business processes or website access or functionality. In addition to intentional cyber events, unintentional cyber events can occur. Unintentional cyber events may include, for example, the inadvertent release of confidential information, the mishandling or misuse of information and/or technological limitations or hardware failures (in the markets or otherwise) that constrain the Partnership’s ability to gather, process and communicate information efficiently and securely, without interruption.

Any cyber event could adversely affect the Partnership’s business, financial condition or results of operations and cause the Partnership to incur financial loss and expense, as well as face exposure to regulatory penalties or legal claims, reputational damage and additional costs associated with corrective measures. A cyber-security breach could also jeopardize a limited partner’s personal, confidential, proprietary or other information processed and stored in, and transmitted through, the General Partner’s or a service provider’s computer systems. A cyber event may cause the Partnership or its service providers to lose proprietary information, suffer data corruption, lose operational capacity (such as, for example, the loss of the ability to process transactions, calculate the Partnership’s net asset value, or allow investors to transact business) and/or fail to comply with applicable privacy and other laws. Among other potentially harmful effects, cyber events also may result in theft, unauthorized monitoring and failures in the physical infrastructure or operating systems that support the Partnership or its service providers.

The nature of malicious cyber-attacks is becoming increasingly sophisticated and neither the General Partner nor the Partnership can control the cyber systems and cyber-security systems of the advisor or other third-party service providers.

The General Partner May Determine to Invest Up To All of the Partnership’s Assets in United States Treasury Bills and/or Money Market Mutual Fund Securities. The General Partner has invested a portion, and may determine to invest up to all, of the Partnership’s assets in United States Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership will retain all interest income earned on Treasury bills and money market mutual fund securities purchased.

In the event that the General Partner is required to liquidate Treasury bills before they mature, to meet redemption requests or otherwise, the Partnership may incur a loss on such Treasury bills and/or may be subject to additional fees or other costs. The General Partner will endeavor to maintain sufficient cash in the Partnership’s accounts in order to meet margin requirements and avoid early liquidation of Treasury bills.

Although a money market mutual fund currently seeks to preserve the value of each of its shares at $1.00 per share, it is possible to incur losses when investing in a money market mutual fund. An investment in a money market mutual fund is not insured or guaranteed by any government agency. A money market mutual fund may experience significant pressures from, among other things, shareholder redemptions, issuer credit downgrades and illiquid markets. There have been some money market mutual funds that have “broken the buck,” which means that, upon redemption, investors in those funds did not receive $1.00 per share for their investments in those funds. Recent rule amendments adopted by the SEC will require certain money market mutual funds to implement floating net asset values in the future that will not preserve the value of each of its shares at $1.00 per share. The implementation of these rule amendments may impact the Partnership’s use of these money market mutual funds for capital preservation purposes.

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

Since the Trading Advisor already manages sizable assets in the commodity markets, it is possible that the Partnership may encounter illiquid situations. It is impossible to quantify the frequency or magnitude of these risks, however, especially because the conditions often occur unexpectedly.

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

Risks Associated with Affiliates

The Partnership’s clearing broker may use an affiliate to carry and clear transactions on foreign exchanges. While the use of affiliates can provide certain benefits, it can also pose certain risks. In particular, if a clearing broker or an affiliated foreign broker were to fail, it is likely that all of its affiliated companies would fail or be placed in administration within a relatively brief period of time. Each of these companies would be liquidated in accordance with the bankruptcy laws of the local jurisdiction. Moreover, return of the Partnership’s assets held at affiliated foreign brokers would be delayed, perhaps for a significant period of time, and would be subject to additional administrative costs. If, on the other hand, a clearing broker had cleared its customers’ foreign futures and foreign option transactions through unaffiliated foreign brokers, such broker likely would not have failed and the clearing broker’s bankruptcy trustee could have directed the foreign broker to liquidate all of the Partnership’s positions and return the balance to the trustee for distribution to the Partnership.

The percentage of the Partnership’s positions which are traded on foreign exchanges can vary significantly from month to month.

The Unregulated Nature of Uncleared Trades in the OTC Markets Creates Counterparty Risks that Do Not Exist in Futures Trading on Exchanges or in Cleared Swaps. Unlike futures contracts and cleared swaps, uncleared trades, such as forward contracts, some swaps and some OTC “spot” contracts are entered into between private parties off an exchange or other trading platform and are not subject to clearing. As a result, the performance of those contracts is not guaranteed by an exchange or its clearinghouse, and the Partnership is at risk with respect to the ability of the counterparty to perform on the contract, including the creditworthiness of the counterparty. Trading of foreign exchange spot contracts or foreign exchange forwards and foreign exchange swaps (as such terms are defined in the Dodd-Frank Act), and of uncleared swaps is not regulated or is subject to limited regulation; therefore, there are limited or no specific standards or regulatory supervision of trade pricing and other trading activities that occur in those markets. The Partnership trades such contracts with MS&Co. and is at risk with respect to the creditworthiness and trading practices of MS&Co. as the counterparty to the contracts.

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

Trading of swaps has been and will continue to be subject to substantial change under the Dodd-Frank Act and related regulatory action. Under the Dodd-Frank Act, many commodity swaps may be required to be cleared through central clearing parties and executed on exchanges or other organized trading platforms. Security-based swaps will be subject to similar requirements. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps which will impose certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. These rules require, among other things, daily two-way margin (posting and collecting) for all trades between covered swap entities (“CSEs”) and swap dealers (“SDs”) and major swap participants (“MSPs”), and daily two-way margin for all trades between CSEs and financial end users that have over $8 billion in gross notional exposure in uncleared swaps. The rules also require daily cash payments for all trades between CSEs and SD/MSPs and daily posting for all trades between SD/MSPs and financial end users. Additional regulatory requirements will apply to all swaps, whether subject to mandatory clearing or not. These include collateral and capital requirements, reporting obligations, speculative position limits for certain swaps, and other regulatory requirements. Swaps which are not offered for clearing by a clearing house will continue to be traded bi-laterally. Such bi-lateral transactions will remain subject to many of the risks discussed in the preceding paragraphs.

Non-U.S. depositories are not subject to U.S. regulation. The Partnership’s assets held in these depositories are subject to the risk that events could occur which would hinder or prevent the availability of these funds for distribution to customers including the Partnership. Such events may include actions by the government of the jurisdiction in which the depository is located including expropriation, taxation, moratoria and political or diplomatic events.

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

Central Clearing Parties Could Fail. Central clearing parties are highly capitalized. Cleared transactions are supported by initial and variation margin. As a result, failure of a central clearing party is highly unlikely. If a central clearing party were to fail, however, the impact on the financial system in general and on the Partnership’s positions in particular is uncertain and could affect a large portion of the market.

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

The Partnership is Subject to Speculative Position Limits. U.S. futures exchanges have established speculative position limits (referred to as “position limits”) on the maximum net long or net short position, which any person or group of persons may hold or control in particular futures and options on futures. Most exchanges also limit the amount of fluctuation in commodity futures contract prices on a single trading day. Therefore, the Trading Advisor may have to modify its trading instructions or reduce the size of its position in one or more futures or option contracts in order to avoid exceeding such position limits, which could adversely affect the profitability of the Partnership. The futures exchange may amend or adjust these position limits or the interpretation of how such limits are applied, adversely affecting the profitability of the Partnership. In addition, in October 2011, the CFTC adopted rules governing position limits on futures (and options on futures) on a number of agricultural, energy and metals commodities, as well as on swaps that perform a significant price discovery function with respect to those futures and options. In September 2012, the CFTC’s rules were vacated by the United States District Court for the District of Columbia and remanded to the CFTC for further consideration. The CFTC proposed revised position limits rules late in 2013. The comment period for the rules closed in February 2014, and the CFTC subsequently reopened comment periods for comments about certain issues related to futures and option contracts on agricultural commodities only. Those comment periods have also closed, and the date for the CFTC’s final rules is unknown. It is possible that these rules may take effect in some form. If so, these rules could have an adverse effect on the Partnership’s trading.

The Partnership has Credit Risk to the Commodity Brokers. The Partnership has credit risk because the Commodity Brokers act as the futures commission merchants for futures transactions or the counterparties of OTC transactions, with respect to most of the Partnership’s assets. As such, in the event that the Commodity Brokers are unable to perform, the Partnership’s assets are at risk and, in such event, the Partnership may only recover a portion of its investment or nothing at all. Exchange-traded futures and futures-styled option contracts are marked to market on a daily basis, with variations in value credited or charged to the Partnership’s account on a daily basis. The Commodity Brokers, as futures commission merchants for the Partnership’s exchange-traded contracts, are required, pursuant to CFTC regulations, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled option contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled option contracts. Similar requirements apply with respect to funds held in connection with cleared swap contracts. In the event of a shortfall in segregated customer funds held by the futures commission merchant, the Partnership’s assets on account with the futures commission merchant may be at risk in the event of the futures commission merchant’s bankruptcy or insolvency, and in such event, the Partnership may only recover a portion of the available customer funds. If no property is available for distribution, the Partnership would not recover any of its assets. With respect to the Partnership’s OTC foreign exchange contracts and uncleared swaps with MS&Co. prior to the implementation of the Dodd-Frank Act’s provisions, there was no requirement to segregate funds held with respect to such contracts. The CFTC and the prudential regulators that oversee swap dealers finalized rules regarding margin for uncleared swaps which will impose certain requirements beginning September 1, 2016 that may adversely impact the manner in which such swaps are traded and/or settled or increase the costs of such trades. These rules require, among other things, daily two-way margin (posting and collecting) for all trades between CSEs and SDs and MSPs and daily two-way margin for all trades between CSEs and financial end users that have over $8 billion in gross notional exposure in uncleared swaps. The rules also require daily cash payments for all trades between CSEs and SD/MSPs and daily posting for all trades between SD/MSPs and financial end users. There may also be costs and delays involved in negotiating the custodial arrangement and related contractual terms.

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

Increasing the Assets Managed by the Trading Advisor May Adversely Affect Performance. The rates of return achieved by commodity trading advisors often diminish as the assets under their management increase. This can occur for many reasons, including the inability of the trading advisor to execute larger position sizes at desired prices and because of the need to adjust the trading advisor’s trading program to avoid exceeding speculative position limits. These are limits established by the CFTC and the exchanges on the number of speculative futures and option contracts in a commodity that one trader may own or control. The Trading Advisor has not agreed to limit the amount of additional assets that they will manage.

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

Partnership Performance May Be Hindered by Increased Competition for Positions. Assets in managed futures have grown from an estimated $300 million in 1980 to over $327.3 billion as of December 31, 2015 (source: BarclayHedge, Ltd., Fairfield, IA). This has resulted in increased trading competition. Since futures are traded in an auction-like market, the more competition there may be for some contracts, the more difficult it is for the Trading Advisor to obtain the best prices for the Partnership. The Trading Advisor is required to use an allocation methodology that is fair to all customers.

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

The Partnership’s Tax Returns Could be Audited. The Internal Revenue Service (“IRS”) could audit the Partnership’s U.S. federal income tax returns. If an audit results in an adjustment to the Partnership’s tax return, limited partners in the Partnership could be required to file amended returns and pay additional tax. Pursuant to new legislation effective for tax years beginning on or after January 1, 2018, audits of the Partnership generally will be conducted at the Partnership level and any adjustment that results in additional tax (including interest and penalties thereon) will be assessed and collected at the Partnership level in the current taxable year, with the current partners indirectly bearing such cost, unless the Partnership makes an election to issue adjusted K-1s to those partners that were partners in the taxable year subject to audit. Therefore, unless the Partnership elects otherwise, the Partnership may be directly responsible in the current taxable year for the income tax liability resulting from an audit adjustment that relates to a prior taxable year in which a current limited partner did not own an interest in the Partnership or in which the limited partner’s ownership percentage has since changed. The full implications of these new rules are not yet known and limited partners should consult their tax advisers regarding the potential implications of this new audit regime.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. PROPERTIES

The Partnership’s executive and administrative offices are located within the offices of the General Partner. The General Partner’s offices utilized by the Partnership are located at 522 Fifth Avenue, New York, NY 10036.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the Securities and Exchange Commission (the “SEC”) as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012 and 2011.

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

Regulatory and Governmental Matters.

MS&Co. has received subpoenas and requests for information from certain federal and state regulatory and governmental entities, including among others various members of the RMBS Working Group of the Financial Fraud Enforcement Task Force, such as the United States Department of Justice, Civil Division and several state Attorney General’s Offices, concerning the origination, financing, purchase, securitization and servicing of subprime and non-subprime residential mortgages and related matters such as residential mortgage backed securities (“RMBS”), collateralized debt obligations (“CDOs”), structured investment vehicles (“SIVs”) and credit default swaps backed by or referencing mortgage pass-through certificates. These matters, some of which are in advanced stages, include, but are not limited to, investigations related to MS&Co.’s due diligence on the loans that it purchased for securitization, MS&Co.’s communications with ratings agencies, MS&Co.’s disclosures to investors, and MS&Co.’s handling of servicing and foreclosure related issues.

On February 25, 2015, MS&Co. reached an agreement in principle with the United States Department of Justice, Civil Division and the United States Attorney’s Office for the Northern District of California, Civil Division (collectively, the “Civil Division”) to pay $2.6 billion to resolve certain claims that the Civil Division indicated it intended to bring against MS&Co. That settlement was finalized on February 10, 2016.

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

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolved the matter on February 10, 2016.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The CFTC to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the Commodity Exchange Act, as amended, and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On June 18, 2015, MS&Co. entered into a settlement with the SEC and paid a fine of $500,000 as part of the MCDC Initiative to resolve allegations that MS&Co. failed to form a reasonable basis through adequate due diligence for believing the truthfulness of the assertions by issuers and/or obligors regarding their compliance with previous continuing disclosure undertakings pursuant to Rule 15c2-12 in connection with offerings in which MS&Co. acted as senior or sole underwriter.

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that MS&Co. violated Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015.At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $46 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $46 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $59 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $59 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $51 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $51 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $55 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $269 million, and the certificates had incurred actual losses of approximately $83 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $269 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At December 25, 2015, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

Settled Civil Litigation

On August 25, 2008, MS&Co. and two ratings agencies were named as defendants in a purported class action related to securities issued by a structured investment vehicle called Cheyne Finance PLC and Cheyne Finance LLC (together, the “Cheyne SIV”). The case was styled Abu Dhabi Commercial Bank, et al. v. Morgan Stanley & Co. Inc., et al. The complaint alleged, among other things, that the ratings assigned to the securities issued by the Cheyne SIV were false and misleading, including because the ratings did not accurately reflect the risks associated with the subprime RMBS held by the Cheyne SIV. The plaintiffs asserted allegations of aiding and abetting fraud and negligent misrepresentation relating to approximately $852 million of securities issued by the Cheyne SIV. On April 24, 2013, the parties reached an agreement to settle the case, and on April 26, 2013, the court dismissed the action with prejudice. The settlement does not cover certain claims that were previously dismissed.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Credit Suisse Securities (USA) LLC, et al. An amended complaint filed on June 10, 2010 alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $704 million. The complaint raised claims under both the federal securities laws and California law and sought, among other things, to rescind the plaintiff’s purchase of such certificates. On January 26, 2015, as a result of a settlement with certain other defendants, the plaintiff requested and the court subsequently entered a dismissal with prejudice of certain of the plaintiff’s claims, including all remaining claims against MS&Co.

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

On October 25, 2010, MS&Co., certain affiliates and Pinnacle Performance Limited, a special purpose vehicle (“SPV”), were named as defendants in a purported class action in the United States District Court for the Southern District of New York (“SDNY”), styled Ge Dandong, et al. v. Pinnacle Performance Ltd., et al. On January 31, 2014, the plaintiffs in the action, which related to securities issued by the SPV in Singapore, filed a second amended complaint, which asserted common law claims of fraud, aiding and abetting fraud, fraudulent inducement, aiding and abetting fraudulent inducement, and breach of the implied covenant of good faith and fair dealing. On July 17, 2014, the parties reached an agreement to settle the litigation, which received final court approval on July 2, 2015.

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

On April 25, 2012, The Prudential Insurance Company of America and certain affiliates filed a complaint against MS&Co. and certain affiliates in the Superior Court of the State of New Jersey, styled The Prudential Insurance Company of America, et al. v. Morgan Stanley, et al. On October 16, 2012, plaintiffs filed an amended complaint. The amended complaint alleged that defendants made untrue statements and material omissions in connection with the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. was approximately $1.073 billion. The amended complaint raises claims under the New Jersey Uniform Securities Law, as well as common law claims of negligent misrepresentation, fraud, fraudulent inducement, equitable fraud, aiding and abetting fraud, and violations of the New Jersey RICO statute, and includes a claim for treble damages. On January 8, 2016, the parties reached an agreement to settle the litigation.

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

On November 4, 2011, the Federal Deposit Insurance Corporation (“FDIC”), as receiver for Franklin Bank S.S.B, filed two complaints against MS&Co. in the District Court of the State of Texas. Each was styled Federal Deposit Insurance Corporation as Receiver for Franklin Bank, S.S.B v. Morgan Stanley & Company LLC F/K/A Morgan Stanley & Co. Inc. and alleged that MS&Co. made untrue statements and material omissions in connection with the sale to plaintiff of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly underwritten and sold to plaintiff by MS&Co. in these cases was approximately $67 million and $35 million, respectively. On July 2, 2015, the parties reached an agreement to settle the litigation.

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

On September 23, 2013, the plaintiff in National Credit Union Administration Board v. Morgan Stanley & Co. Inc., et al. filed a complaint against MS&Co. and certain affiliates in the SDNY. The complaint alleged that defendants made untrue statements of material fact or omitted to state material facts in the sale to the plaintiff of certain mortgage pass-through certificates issued by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiffs in the matter was approximately $417 million. The complaint alleged violations of federal and various state securities laws and sought, among other things, rescissionary and compensatory damages. On November 23, 2015, the parties reached an agreement to settle the matter.

On September 16, 2014, the Virginia Attorney General’s Office filed a civil lawsuit, styled Commonwealth of Virginia ex rel. Integra REC LLC v. Barclays Capital Inc., et al., against MS&Co. and several other defendants in the Circuit Court of the City of Richmond related to RMBS. The lawsuit alleged that MS&Co. and the other defendants knowingly made misrepresentations and omissions related to the loans backing RMBS purchased by the Virginia Retirement System. The complaint asserts claims under the Virginia Fraud Against Taxpayers Act, as well as common law claims of actual and constructive fraud, and seeks, among other things, treble damages and civil penalties. On January 6, 2016, the parties reached an agreement to settle the litigation. An order dismissing the action with prejudice was entered on January 28, 2016.

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

(b) Holders. The number of holders of Units at February 29, 2016, was approximately 843.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on March 1, 1999. Ceres has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Ceres currently does not intend to make any distributions of the Partnership’s profits.

Item 6. SELECTED FINANCIAL DATA

Total trading results, interest income, total expenses, net income (loss) and net income (loss) per Unit for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 and net asset value per Unit and total assets as of December 31, 2015, 2014, 2013, 2012 and 2011 were as follows:

	2015	2014	2013	2012	2011
Total trading results	$1,445,721	$7,825,895	$5,869,664	$(1,920,363)	$7,092,501

Interest income	6,832	6,237	22,276	41,509	31,131

Total expenses	(2,119,267)	(2,673,260)	(2,989,991)	(4,384,742)	(5,854,247)

Net income (loss)	$(666,714)	$5,158,872	$2,901,949	$(6,263,596)	$1,269,385

Net income (loss) per Unit	$(0.34)	$2.32	$0.85	$(1.25)	$0.20

Net asset value per Unit	$14.20	$14.54	$12.22	$11.37	$12.62

Total assets	$27,714,068	$31,718,953	$38,422,026	$45,877,694	$72,942,543

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of December 31, 2015, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 13.8%; Currency 40.4%; Equity 20.6%; and Commodity 25.2%.

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

Capital Resources.  The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only assets are interest receivable and its equity in trading account, consisting of (a) cash on deposit with MS&Co., a portion of which is to be used as margin for trading, (b) net unrealized gains or losses on futures and forward contracts, which is calculated as the difference between the original contract value and fair value and (c) U.S. Treasury bills, at fair value. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

The Trading Advisor trades the Partnership’s assets in accordance with its Winton Futures Program (formerly, the Winton Diversified Program, as applied without equities), a proprietary, systematic trading system. The Winton Futures Program trades approximately 95 futures and forward contracts on U.S. and non-U.S. exchanges and markets.

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

The following presents a summary of the Partnership’s operations for each of the three years in the period ended December 31, 2015 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized” trading profit (loss) on open contracts, and recorded as “Net realized trading profit (loss)” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The fair value of a foreign currency forward contract is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, brokerage fees, General Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

The Partnership recorded total trading results including interest income totaling $1,452,553 and expenses totaling $2,119,267, resulting in a net loss of $666,714 for the year ended December 31, 2015. The Partnership’s net asset value per Unit decreased from $14.54 at December 31, 2014 to $14.20 at December 31, 2015. Total redemptions for the year were $3,264,178, and the Partnership’s ending capital was $27,387,297 at December 31, 2015, a decrease of $3,930,892 from the ending capital of $31,318,189 at December 31, 2014.

During the year, the Partnership posted a loss in net asset value per Unit as trading profits in the energy, global interest rate, metals, and agricultural markets were offset by trading losses in the global stock index and currency sectors. The most significant losses were incurred within the global stock index markets during August from long positions in U.S., European and Asian equity index futures as prices fell sharply amid concern that a slowdown in Chinese economic growth would adversely affect the global economy. Additional losses in this sector were experienced during June from long positions in European, U.S. and Asian equity index futures as prices declined as concerns over Greece’s efforts to avoid a default weighed on global financial markets. Within the currency sector, losses were recorded during August from short positions in the euro and Japanese yen versus the U.S. dollar as the value of the U.S. dollar declined as fears over a hard landing in China and its impact on global growth outlook pushed back expectations for a U.S. Federal Reserve rate hike at the September FOMC meeting. Additional losses in this sector were recorded during April from short positions in the euro versus the U.S. dollar after the relative value of the dollar slumped following the release of lower-than-expected first quarter Gross Domestic Product totals in the U.S. Losses in the currency sector were also incurred during December from short positions in the euro and Swiss franc versus the U.S. dollar as the relative values of these European currencies reversed higher early in the month after the scale of the European Central Bank’s stimulus measures disappointed investors. The Partnership’s trading losses for the year were offset by trading gains achieved within the energy markets during November and December from short positions in crude oil and it related products as prices weakened as the OPEC nations added to a growing global supply glut by failing to agree on production cuts. Gains within the energies were also experienced during July and September from short positions in crude oil and its related products as prices dropped as record production in the U.S. and Middle East boosted global supplies. Within the global interest rate markets, gains were recorded during January from long positions in European fixed income futures as prices advanced on increased speculation that slow growth in Eurozone economies would spur the European Central Bank to increase its quantitative easing measures. Additional gains were experienced during January from long positions in U.S. Treasury note and Treasury bond futures as prices climbed higher over investor concern that record crude oil inventories could dampen inflation projections in the U.S. Gains were also recorded in this sector during September from long positions in European and U.S. fixed income futures. Within the metals markets, gains were achieved primarily during July from short positions in gold and silver futures as prices fell as a strengthening U.S. dollar curbed demand for precious metals as a store of value. Additional gains in this sector were recorded during July from short positions in copper futures as prices declined amid investor concern of slowing demand from China. Within the agricultural complex, gains were achieved during November from short positions in corn and wheat futures as prices weakened following the release of U.S. government forecasts which predicted that global grain inventories will reach record levels in 2016. Gains within the agricultural complex were also recorded during September from short positions in cattle futures as prices moved lower on signs of weaker-than-expected beef demand amid increased supplies.

The Partnership recorded total trading results including interest income totaling $7,832,132 and expenses totaling $2,673,260, resulting in net income of $5,158,872 for the year ended December 31, 2014. The Partnership’s net asset value per Unit increased from $12.22 at December 31, 2013 to $14.54 at December 31, 2014. Total redemptions for the year were $11,236,493, and the Partnership’s ending capital was $31,318,189 at December 31, 2014, a decrease of $6,077,621 from the ending capital of $37,395,810 at December 31, 2013.

During the year, the Partnership posted a gain in net asset value per Unit as trading profits in the global interest rate, energy and currency markets more than offset losses in the agricultural, global stock index and metals markets. The most significant gains were achieved within the global interest rate sector during August from long positions in European fixed income futures as prices advanced over investor speculation that the European Central Bank would continue stimulus measures after reports showed euro-area manufacturing expanded less than previously estimated during July. Additional gains during August were experienced from long positions in U.S. fixed income futures. During October and November, gains were recorded from long positions in European fixed income futures as prices rose as concern over the European economy spurred demand for the relative safety of government debt. Additional gains were achieved during May from long positions in U.S. Treasury bond and Treasury note futures as prices increased amid easing investor concern the U.S. Federal Reserve would raise borrowing costs. Within the energy markets, gains were achieved during September from short positions in crude oil and its related products as prices moved lower on news that fuel inventory levels in the U.S. were higher than previous estimates predicted. Gains were experienced during October, November, and December from short positions in crude oil and its related products as prices declined as U.S. oil production advanced and after the OPEC nations failed to cut output in response to the global supply glut. Additional gains were recorded during January from long positions in natural gas futures as prices advanced after a U.S. government report showed a record drop in U.S. inventories. Within the currency sector, gains were experienced during November from short positions in the Japanese yen versus the U.S. dollar as the relative value of the yen declined after economic indicators showed that Japan’s economy was growing at a slower pace than previously forecast. Additional gains were recorded during February from long positions in the British pound versus the U.S. dollar as the relative value of the pound increased after Bank of England policy makers expressed little concern that the strength of the currency would harm the British economy. During September, gains were achieved from short positions in the euro versus the U.S. dollar as the value of the dollar strengthened amid signs the U.S. economy was outpacing its peers. The Partnership’s gains for the year were partially offset by losses incurred within the agricultural sector during June and July from long positions in corn and soybean futures as prices declined as mild weather throughout much of the Midwest reinforced analysts’ predictions that U.S. grain harvests would reach near record levels in 2014. Within the global stock index sector, losses were recorded during January from long positions in U.S., European and Asian equity index futures as prices declined as economic growth momentum in China weakened and the U.S. Federal Reserve announced measures to further taper its quantitative easing program. Additional losses were experienced during October from long positions in European equity index futures as prices declined amid concern that the region’s central bank will face obstacles in its measures to revive the region’s economy. Within the metals markets, losses were incurred during June from short positions in gold and silver futures as precious metals prices rallied as increased turmoil in the Ukraine and Iraq caused investors to seek the relative safety of the precious metals. During February, losses were incurred from short positions in silver and gold futures as prices moved higher as increased geo-political tensions and discouraging U.S. economic data spurred investor demand.

The Partnership recorded total trading results including interest income totaling $5,891,940 and expenses totaling $2,989,991, resulting in net income of $2,901,949 for the year ended December 31, 2013. The Partnership’s net asset value per Unit increased from $11.37 at December 31, 2012 to $12.22 at December 31, 2013. Total redemptions for the year were $9,054,428, and the Partnership’s ending capital was $37,395,810 at December 31, 2013, a decrease of $6,152,479 from the ending capital of $43,548,289 at December 31, 2012.

During the year, the Partnership posted a gain in net asset value per Unit as trading profits in the global stock indices, metals, agriculturals and currencies offset losses in the global interest rate and energy sectors. The most significant gains were achieved within the equity index markets as equity prices rose throughout a majority of the year. During January, profits were recorded from long positions in U.S., European and Asian equity index futures as prices moved higher after German business confidence improved, economic reports in the U.S. and China beat estimates, and a weaker yen boosted Japan’s exports. During April, gains were achieved from long positions in Asian equity index futures as prices rallied during the month as the Bank of Japan reinforced its commitment to reach aggressive inflation and currency devaluation targets. Additional gains in the global stock index sector were recorded during the last four months of the year from long positions in U.S. and European equity index futures as prices reached record levels in the U.S. on investor reaction to the U.S. Federal Reserve Bank continuing its quantitative easing measures unabated. Within the metals markets, gains were recorded from March through June, and again from September through December. The most significant gains in this sector recorded during June from short positions in gold and silver futures as prices slumped amid speculation that the U.S. Federal Reserve may scale back its debt-purchasing program, eroding the appeal of the metals as a store of value. Additional gains in metals were recorded from short positions in copper futures. Additional gains were achieved in April from short positions in gold futures as prices declined as positive economic news in the U.S. reduced demand for the precious metal. The Partnership also recorded gains during September from short positions in gold and silver futures, as prices declined early in the month over renewed investor concern that the U.S. Federal Reserve would curtail its quantitative easing program, eroding demand for the precious metals. Within the agricultural sector, gains were recorded during August from long positions in soybean futures as prices increased as persistent, dry weather in the U.S. Midwest threatened crop yields. Within the currency markets, gains were recorded during January, March, April and from September through December. The most meaningful gains in this sector were recorded during January from a short Japanese yen position versus the U.S. dollar as the Japanese yen reached the weakest level versus the dollar since June 2010 amid speculation that Japanese Prime Minister Shinzo Abe would select a central-bank chief who would expand monetary easing, accelerating the currency’s decline. During December, additional gains within the currency sector were achieved from short positions in the Japanese yen versus the U.S. dollar as the value of the yen fell amid speculation that the Bank of Japan would continue unprecedented stimulus measures, while the U.S. Federal Reserve began to pare quantitative easing amid the U.S. economic recovery. A portion of the Partnership’s gains during the year was offset by losses incurred within the global interest rate markets, primarily during May, from long positions in U.S. and European fixed income futures as prices moved lower following a positive U.S. employment report and a rise in German sentiment. Additional losses in the sector were incurred during January from long positions in European and U.S. fixed income futures as prices fell amid positive economic reports and after European Central Bank President Mario Draghi said the euro-area economy should gradually recover during 2013. Within the energy markets, losses were recorded during May through October, as energy prices remained volatile throughout much of the middle of 2013. The most notable losses in the energy complex were recorded during July from short positions in crude oil and heating oil futures as prices rallied after reports indicated that the U.S. economy was strengthening.

For an analysis of unrealized gains and losses by contract type and a further description of 2015 trading results, refer to the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2015, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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

Credit Risk.

In addition to market risk, in entering into futures, forward and option contracts, there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward and option contracts traded in the United States, and most foreign exchanges on which the Partnership trades, is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member’s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Ceres and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker’s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract’s counterparty.

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

For additional information, see Note 4, “Financial Instruments” under “Notes to Financial Statements” in the Partnership’s Annual Report to Limited Partners for the year ended December 31, 2015, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership’s operations.

Fair Value Measurements and Disclosures.

The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board Accounting Standards Codification 825, “Financial Instruments,” approximates fair value due to the short term nature of such balances.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to fair values derived from unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest level input that is significant to the fair value measurement in its entirety.

The fair value of exchange-traded futures, forward and option contracts is determined by the various exchanges, and reflects the settlement price for each contract as of the close of business on the last business day of the reporting period. The fair value of foreign currency forward contracts is extrapolated on a forward basis from the spot prices quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period from various exchanges. The fair value of non-exchange-traded foreign currency option contracts is calculated by applying an industry standard model application for options valuation of foreign currency options, using as input the spot prices, interest rates and option implied volatilities quoted as of approximately 3:00 P.M. (E.T.) on the last business day of the reporting period. U.S. Treasury bills are valued at the last available bid price received from independent pricing services as of the close of the last business day of the reporting period.

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of and for the years ended December 31, 2015 and 2014, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the years ended December 31, 2015 and 2014, there were no transfers of assets or liabilities between Level 1 and Level 2.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange- traded futures, exchange-traded forward, and exchange-traded futures-styled option contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency option contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency option contracts are settled on an agreed-upon settlement date.

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

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of December 31, 2015 and 2014 and the highest, lowest and average values during the twelve months ended December 31, 2015 and 2014. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below.

As of December 31, 2015, the Partnership’s total capitalization was approximately $27 million.

		December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,820,009	6.65%	$2,212,265	$1,243,355	$1,615,573
Interest Rate	622,050	2.27	1,191,521	488,333	922,663
Equity	929,147	3.39	1,741,118	244,380	1,023,341
Commodity	1,133,871	4.14	1,216,009	699,605	954,689

Total	$4,505,077	16.45%

* Average of daily Values at Risk. As of December 31, 2014, the Partnership’s total capitalization was approximately $31 million.

		December 31, 2014

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,096,973	3.50%	$2,106,708	$1,000,971	$1,723,631
Interest Rate	841,578	2.69	1,393,593	591,713	1,127,406
Equity	935,515	2.99	2,070,011	421,944	1,410,706
Commodity	719,826	2.30	1,119,325	668,736	897,712

Total	$3,593,892	11.48%

* Average of daily Values at Risk.

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

The following were the primary trading risk exposures of the Partnership as of December 31, 2015, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

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

Stock Indices.  The Partnership’s primary equity exposure is to equity price risk in the G-8 countries. The stock index futures traded by the Partnership are limited to futures on broadly based indices. As of December 31, 2015, the Partnership’s primary exposures were in the S&P 500 (U.S.), Russell 2000 (U.S.), Dow Jones Euro STOXX 50 (Europe), NASDAQ 100 (U.S.), and Hang Seng (Hong Kong) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major European, U.S., and Pacific Rim indices. (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being “whipsawed” into numerous small losses.)

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

Commodities:

Metals.  The Partnership’s primary metals exposure as of December 31, 2015 was to fluctuations in the price of gold, copper, and silver.

Grains.  The Partnership’s trading risk exposure in grains is primarily to agricultural-related price movements, which are often directly affected by severe or unexpected weather conditions. The soybean complex, wheat, and corn futures accounted for the majority of the Partnership’s grain exposure as of December 31, 2015.

Energy.  The Partnership’s primary energy market exposure is to oil and natural gas price movements, often resulting from political developments in the Middle East and weather conditions. Energy prices can be volatile and substantial profits and losses have been experienced and are expected to continue in this market.

Softs.  The Partnership’s trading risk exposure in soft commodities is primarily to agricultural-related price movements which are often directly affected by severe or unexpected weather conditions. Coffee and cocoa accounted for the majority of the Partnership’s soft commodity exposure as of December 31, 2015.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are incorporated by reference to the Partnership’s December 31, 2015 Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

	For the period from October 1, 2015 to December 31, 2015	For the period from July 1, 2015 to September 30, 2015	For the period from April 1, 2015 to June 30, 2015	For the period from January 1, 2015 to March 31, 2015
Total trading results	$348,227	$1,059,026	$(2,828,253)	$2,866,721
Interest income	4,354	1,174	582	722
Total expenses	(384,417)	(387,368)	(424,130)	(923,352)

Net income (loss)	$(31,836)	$672,832	$(3,251,801)	$1,944,091

Net income (loss) per Unit	$(0.02)	$0.34	$(1.57)	$0.91

	For the period from October 1, 2014 to December 31, 2014	For the period from July 1, 2014 to September 30, 2014	For the period from April 1, 2014 to June 30, 2014	For the period from January 1, 2014 to March 31, 2014
Total trading results	$5,103,640	$521,206	$2,280,866	$(79,817)
Interest income	1,066	960	1,310	2,901
Total expenses	(1,191,935)	(401,665)	(415,097)	(664,563)

Net income (loss)	$3,912,771	$120,501	$1,867,079	$(741,479)

Net income (loss) per Unit	$1.77	$0.05	$0.75	$(0.25)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

            DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the management of General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2015. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act are recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at December 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

Ceres is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Ceres has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, Ceres used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control-Integrated Framework 2013. Ceres has concluded that, as of December 31, 2015, the Partnership’s internal control over financial reporting is effective based on these criteria. This report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to SEC rules that permit the Partnership, as a non-accelerated filer, to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting process during the fiscal quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

Any control system, no matter how well designed and operated, can provide reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Item 9B. OTHER INFORMATION

Effective February 1, 2016, Steven Ross was appointed as a director of the General Partner and Frank Smith resigned as a director of the General Partner.

Effective February 24, 2016, Edmond Moriarty and Kevin Klingert resigned as directors of the General Partner.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership has no directors or executive officers and its affairs are managed by its General Partner. Investment decisions are made by the Trading Advisor.

The directors and executive officers of the General Partner are Patrick T. Egan (President and Chairman of the Board of Directors of the General Partner), Steven Ross (Chief Financial Officer and Director), M. Paul Martin (Director) and Feta Zabeli (Director). Each director holds office until the earlier of his or her death, resignation or removal. Vacancies on the board of directors may be filled by either (i) the majority vote of the remaining directors or (ii) MSSBH, as the sole member of the General Partner. The officers of the General Partner are designated by the General Partner’s board of directors. Each officer will hold office until his or her successor is designated and qualified or until his or her death, resignation or removal.

Directors of the General Partner are responsible for overall corporate governance of the General Partner and meet periodically to consider strategic decisions regarding the General Partner’s activities. Under CFTC rules, each Director of the General Partner is deemed to be a principal of the General Partner and, as a result, is listed as such with the National Futures Association (“NFA”). Patrick T. Egan, Feta Zabeli and Steven Ross serve on the General Partner’s Investment Committee and are the trading principals responsible for allocation decisions (or supervising those responsible).

Patrick T. Egan, age 47, has been a Director of the General Partner since December 2010. Since December 2010, Mr. Egan has been a principal and registered as an associated person of the General Partner, and is an associate member of the NFA. Since October 2014, Mr. Egan has served as President and Chairman of the Board of Directors of the General Partner. Since August 2013, Mr. Egan has been registered as a swap associated person of the General Partner. From September 2013 to May 2014, Mr. Egan served as a Vice President of Morgan Stanley Strategies LLC (formerly, Morgan Stanley GWM Feeder Strategies LLC), which acts as a general partner to multiple alternative investment entities, and Morgan Stanley AI GP LLC (formerly, Morgan Stanley HedgePremier GP LLC), which acts as a general partner and administrative agent to numerous hedge fund feeder funds. From September 2013 to May 2014, Mr. Egan was registered as an associated person and listed as a principal of each such entity. Since January 2013, each such entity has been registered as a commodity pool operator with the CFTC. Mr. Egan was responsible for overseeing the implementation of certain CFTC and NFA regulatory requirements applicable to such entities. From June 2009 to December 2014, Mr. Egan was employed by Morgan Stanley Smith Barney LLC, a financial services firm, where his responsibilities included serving as Executive Director and as Co-Chief Investment Officer for Morgan Stanley Managed Futures from June 2009 through June 2011 and as Chief Risk Officer for Morgan Stanley Managed Futures from June 2011 through October 2014. Since October 2014, Mr. Egan has been responsible for management of the day-to-day operations of Morgan Stanley Managed Futures. Since January 2015, Mr. Egan has been employed by the General Partner. From November 2010 to October 2014, Mr. Egan was registered as an associated person of Morgan Stanley Smith Barney LLC. From April 2007 through June 2009, Mr. Egan was employed by MS&Co., a financial services firm, where his responsibilities included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From April 2007 through November 2010, Mr. Egan was registered as an associated person of MS&Co. From March 1993 through April 2007, Mr. Egan was employed by Morgan Stanley DW Inc., a financial services firm, where his initial responsibilities included serving as an analyst and manager within the Managed Futures Department (with primary responsibilities for product development, due diligence, investment analysis and risk management of the firm’s commodity pools) and later included serving as Head of Due Diligence and Manager Research for Morgan Stanley’s Managed Futures Department. From February 1998 through April 2007, Mr. Egan was registered as an associated person of Morgan Stanley DW Inc. From August 1991 through March 1993, Mr. Egan was employed by Dean Witter Intercapital, the asset management arm of Dean Witter Reynolds, Inc., where his responsibilities included serving as a mutual fund administration associate. Mr. Egan also served as a Director from November 2004 through October 2006, and from November 2006 through October 2008 of the Managed Funds Association’s Board of Directors, a position he was elected to by industry peers for two consecutive two-year terms. Mr. Egan earned his Bachelor of Business Administration degree with a concentration in Finance in May 1991 from the University of Notre Dame.

Steven Ross, age 44, has been Chief Financial Officer and a principal of the General Partner since July 2014 and a Director of the General Partner since February 2016. Mr. Ross has been employed by Morgan Stanley Investment Management, a financial services firm, since September 2005, where his responsibilities include serving as an Assistant Treasurer of Morgan Stanley with respect to certain investment vehicles publicly offered by Morgan Stanley. Mr. Ross is also an Executive Director of the Morgan Stanley Fund Administration Group where he is responsible for finance and accounting matters for certain private funds offered by Morgan Stanley. Before joining Morgan Stanley Investment Management, Mr. Ross was employed by JPMorgan Investor Services Co., a financial services firm, from December 1997 through September 2005, where his responsibilities included serving as a Vice President responsible for the accounting of certain funds sponsored by JP Morgan Chase & Co. and other large fund families serviced by JPMorgan Investor Services Co. From April 1997 to December 1997, Mr. Ross was employed by Investors Bank & Trust, a financial services firm, where his responsibilities included performing mutual fund accounting for financial services firms. Mr. Ross began his career at Putnam Investments LLC, a financial services firm, where he was responsible for providing broker services for certain funds sponsored by Putnam Investments LLC from August 1996 to April 1997. Mr. Ross received a B.S. in Accounting from Rhode Island College in May 1995.

M. Paul Martin, age 57, has been a Director of the General Partner since October 2014. Mr. Martin has also served as Managing Director – Global Operations of Morgan Stanley Investment Management, a financial services firm, since June 2006, where his responsibilities include managing all elements of in-sourced and out-sourced global operations, and serving as a senior member of Morgan Stanley Investment Management’s Management, Risk Management, & New Products Committees. Mr. Martin has been listed as a principal of the General Partner since October 2014. Mr. Martin previously served as the Managing Director and Chief Operating Officer of Morgan Stanley Fund Services, a financial services firm, where his responsibilities included launching the Hedge Fund Administration business and being responsible for operations, fund accounting and administration, technology and compliance, from May 2004 through May 2006. Previously, Mr. Martin served as Managing Director – Institutional Investment Operations of Morgan Stanley Investment Management from January 1995 until April 2004, where his responsibilities included trading room support, portfolio administration, service provider management, and derivatives processing and control. From April 1994 through January 1995, Mr. Martin served as Senior Vice President and Head of Custody Operations for Fidelity Investments, a financial services firm. From October 1989 through April 1994, Mr. Martin served as Executive Director and Head of Global Operations for Morgan Stanley Trust Company, a financial services firm. Mr. Martin also served as Vice President – Information Technology for MS & Co., a financial services firm, from June 1984 through October 1989, where his responsibilities included acting as Senior Developer and Programming Manager – Prime Brokerage and Securities Clearance Systems, and as Part-time Manager – IT Training Program. From February 1984 through May 1984, Mr. Martin served as a Senior Analyst in the Financial Control Group of Shearson Lehman Brothers, Inc., a financial services firm. From October 1980 through January 1984, Mr. Martin served as a Senior Consultant – Management Information Consulting Division at Arthur Andersen & Co., an accounting firm, where his responsibilities included programming and programming supervisory roles at large governmental agencies. Mr. Martin received a B.S. in Business Administration - Finance from Georgetown University in May 1980 and an M.B.A. in Finance from New York University in June 1993.

Feta Zabeli, age 56, has been a Director of the General Partner since October 2014. Mr. Zabeli has also served as a director on the Board of Directors of Morgan Stanley Investment Management, a financial services firm, since January 2015 and has been listed as a principal since February 2015. Mr. Zabeli is also Global Head of Risk for Morgan Stanley Investment Management’s Traditional Asset Management business where he is responsible for investment risk of all equity, fixed income, money market, multi-asset class and alternatives portfolios. He is also responsible for counterparty and quantitative model risk for the traditional asset management business. He joined Morgan Stanley in January 2012. Mr. Zabeli has been listed as a principal of Morgan Stanley Investment Management since February 2015 and the General Partner since October 2014. Mr. Zabeli was on garden leave in December 2011. From February 2006 to November 2011, Mr. Zabeli was Senior Vice President, and most recently Global Co-Head of Risk, for AllianceBernstein L.P., a global investment firm, with various risk management assignments in Hong Kong, Tokyo, London and New York. From August 2006 to April 2009, Mr. Zabeli was based in Hong Kong for AllianceBernstein as the Director of Risk Management for Asia Pacific. From April 2009 to July 2011, he was based in Tokyo for AllianceBernstein as both Director of Risk Management for Asia Pacific and Head of Risk Management for Japan. From July 2011 to November 2011, he was based in London for AllianceBernstein as Global Head of Operational & Credit/Counterparty Risk. In these roles at AllianceBernstein he was responsible for the full range of risk management functions including investment, operational and credit/counterparty risk. Prior to his Risk Management roles at Morgan Stanley and AllianceBernstein, Mr. Zabeli held positions as a managing director at Citigroup Asset Management, the asset management division of Citigroup, an international financial services company, from April 1998 to January 2006, where he worked as a quantitative research analyst and portfolio manager, and director at BARRA Inc., a global provider of risk analytic tools to investment institutions, from September 1993 to March 1998, where he developed risk models and applications. Mr. Zabeli received a B.S. in Aerospace Engineering from Rensselaer Polytechnic Institute in May 1982, an M.S. in Electrical Engineering from the University of Southern California in May 1988 and an M.B.A. from the University of California at Los Angeles in August 1992.

Section 16(a) Beneficial Ownership Reporting Compliance

To the Partnership’s knowledge, all required Section 16(a) filings during the fiscal year ended December 31, 2015 were timely and correctly made.

Code of Ethics

The Partnership has not adopted a code of ethics that applies to the Partnership’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Ceres. The President, Chief Financial Officer, and each member of the Board of Directors of Ceres are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley’s website at http://www.morganstanley.com/individual/ourcommitment/codeofconduct.html.

The Audit Committee

The Partnership is operated by its general partner, Ceres, and has no audit committee.

Item 11. EXECUTIVE COMPENSATION

The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Ceres, which is responsible for the administration of the business affairs of the Partnership. The Partnership pays Ceres a General Partner fee equal to an annual rate of 2.0% (paid monthly) of the Partnership’s net assets.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED                     STOCKHOLDER MATTERS

(a) Security Ownership of Certain Beneficial Owners – At February 29, 2016, Chris M. Carlos Revocable Trust, One National Drive, Atlanta, GA 30336-1631 was the beneficial owner of 125,270.988 Units, representing ownership of 6.5% of the outstanding Units of the Partnership.

(b) Security Ownership of Management – At December 31, 2015, Ceres owned 21,455.532 Units of general partnership interest, representing a 1.1% percent interest in the Partnership.

(c) Changes in Control – None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

(a) Transactions with related persons. None.

(b) Review, approval or ratification of transactions with related persons. Not applicable.

(c) Promoters and certain control persons. MS&Co., Morgan Stanley Wealth Management and the General Partner could be considered promoters for purposes of Item 404(c) of Regulation S-K. The nature and the amounts of compensation each promoter received or will receive, if any, from the Partnership are set forth under Item 1. Business, Item 8. Financial Statements and Supplementary Data. and Item 11. Executive Compensation.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ceres, on behalf of the Partnership, pays all accounting fees. The Partnership reimburses Ceres through the General Partner fee it pays, as discussed in the Notes to Financial Statements in the Annual Report to the Limited Partners for the year ended December 31, 2015.

(1) Audit Fees. The aggregate fees billed for each of the last two fiscal years for professional services rendered by Deloitte & Touche LLP (“D&T”) for the years ended December 31, 2015 and 2014 for the audit of the Partnership’s annual financial statements, review of financial statements included in the Partnership’s Forms 10-Q and 10-K and other services normally provided in connection with regulatory filings or engagements were:

2015	$55,800
2014	$52,400

(2) Audit-Related Fees. None.

(3) Tax Fees. The Partnership did not pay D&T any amounts in 2015 and 2014 for professional services in connection with tax compliance, tax advice, and tax planning.

(4) All Other Fees. None.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Listing of Financial Statements

The following financial statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2015, are incorporated by reference to Exhibit 13.01 of this Form 10-K:

-	Report of Deloitte & Touche LLP, independent registered public accounting firm.

-	Statements of Financial Condition, including the Condensed Schedules of Investments, as of December 31, 2015 and 2014.

-	Statements of Income and Expenses and Changes in Partners’ Capital for the years ended December 31, 2015, 2014 and 2013.

-	Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8 and 13, the Annual Report to Limited Partners for the year ended December 31, 2015 is not deemed to be filed with this report.

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P. (Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

March 28, 2016	By:	/s/Patrick T. Egan
Patrick T. Egan
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Ceres Managed Futures LLC

BY:	/s/	Patrick T. Egan	March 28, 2016
Patrick T. Egan, President, Director

	/s/	Steven Ross	March 28, 2016
Steven Ross, Chief Financial Officer, Director,
Principal Accounting Officer

	/s/	M. Paul Martin	March 28, 2016
M. Paul Martin, Director

	/s/	Feta Zabeli	March 28, 2016
Feta Zabeli, Director

EXHIBIT INDEX

ITEM

3.01

Sixth Amended and Restated Limited Partnership Agreement, dated as of January 1, 2016, is incorporated by reference from Exhibit 3.1 of the Partnership’s Form 8-K (File No. 0-25605) filed with the Securities and Exchange Commission on January 7, 2016.

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

E-1

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

10.10

Amended and Restated Alternative Investment Selling Agent Agreement, dated as of March 3, 2016, by and among the General Partner, Morgan Stanley Wealth Management and the partnerships listed on Schedule 1 thereto, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-25605) filed with the Securities and Exchange Commission on March 8, 2016.

10.11

U.S. Treasury Securities Purchase Authorization Agreement, effective as of June 1, 2015, by and among MS&Co. and the Partnership, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-25605) filed with the Securities and Exchange Commission on November 4, 2015.

10.12

Amended and Restated Master Services Agreement, effective as of March 15, 2015, by and among SS&C Technologies, Inc., the General Partner and each of the collective investment vehicles listed in Schedule C thereto, is incorporated by reference to Exhibit 10.1 of the Partnership’s Form 8-K (File No. 0-25605) filed with the Securities and Exchange Commission on August 6, 2015.

13.01	December 31, 2015, Annual Report to Limited Partners is filed herewith.

31.01	Certification of President of Ceres Managed Futures LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Ceres Managed Futures LLC, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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