Form 10-Q
period 2016-03-31
MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
filed 2016-05-12
CIK 1066658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016 or

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

As of April 30, 2016, 1,856,796.882 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Equity in trading account:

Investment in U.S. Treasury bills, at fair value (amortized cost $14,992,667 and $16,996,479 at March 31, 2016 and December 31, 2015, respectively)	$14,996,733	$16,998,561
Unrestricted cash	9,799,287	7,076,316
Restricted cash	2,793,442	3,396,902
Net unrealized appreciation on open futures contracts	77,012	237,427
Net unrealized appreciation on open forward contracts	235,048	2,832

Total equity in trading account	27,901,522	27,712,038

Cash at bank	833	-
Interest receivable	2,888	2,030

Total assets	$27,905,243	$27,714,068

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:

Redemptions payable to Limited Partners	$199,274	$196,980
Accrued expenses:
Ongoing placement agent fees	48,815	47,197
General Partner fees	48,815	47,197
Management fees	36,612	35,397

Total liabilities	333,516	326,771

Partners’ Capital:
Limited Partners (1,870,763.565 and 1,907,271.893 Units outstanding at March 31, 2016 and December 31, 2015, respectively)	27,259,094	27,082,634
General Partner (21,455.532 Units outstanding at March 31, 2016 and December 31, 2015)	312,633	304,663

Total partners’ capital (net asset value)	27,571,727	27,387,297

Total liabilities and partners’ capital	$27,905,243	$27,714,068

NET ASSET VALUE PER UNIT	$14.57	$14.20

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2016

(Unaudited)

Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	45	$(7,229)	(0.03)%
Equity	104	163,006	0.59
Foreign currency	77	55,522	0.20
Interest rate	1,017	473,226	1.72

Total futures contracts purchased	684,525	2.48

Futures Contracts Sold
Commodity	234	(47,077)	(0.17)
Equity	61	(183,249)	(0.66)
Foreign currency	139	(341,104)	(1.24)
Interest rate	72	(36,083)	(0.13)

Total futures contracts sold	(607,513)	(2.20)

Net unrealized appreciation on open futures contracts	$77,012	0.28%

Unrealized Appreciation on Open Forward Contracts
Commodity	10	$16,356	0.06%
Foreign currency	$17,123,941	450,010	1.63

Total unrealized appreciation on open forward contracts	466,366	1.69

Unrealized Depreciation on Open Forward Contracts
Commodity	23	(70,530)	(0.26)
Foreign currency	$9,752,123	(160,788)	(0.58)

Total unrealized depreciation on open forward contracts	(231,318)	(0.84)

Net unrealized appreciation on open forward contracts	$235,048	0.85%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
U.S. Treasury bills, 0.23%
$ 5,000,000	4/28/2016	(amortized cost of $4,998,243)	$4,999,441	18.13%
U.S. Treasury bills, 0.275%
$ 10,000,000	5/26/2016	(amortized cost of $9,994,424)	9,997,292	36.26

Total U.S. Government Securities	$14,996,733	54.39%

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2015

Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	18	$3,086	0.01%
Equity	119	49,659	0.18
Foreign currency	23	1,792	0.01
Interest rate	921	(183,103)	(0.67)

Total futures contracts purchased	(128,566)	(0.47)

Futures Contracts Sold
Commodity	331	202,818	0.74
Equity	78	(21,958)	(0.08)
Foreign currency	208	186,574	0.68
Interest rate	32	(1,441)	(0.01)

Total futures contracts sold	365,993	1.33

Net unrealized appreciation on open futures contracts	$237,427	0.86%

Unrealized Appreciation on Open Forward Contracts
Commodity	25	$87,839	0.32%
Foreign currency	$12,683,463	152,044	0.55

Total unrealized appreciation on open forward contracts	239,883	0.87

Unrealized Depreciation on Open Forward Contracts
Commodity	16	(32,341)	(0.12)
Foreign currency	$11,495,624	(204,710)	(0.74)

Total unrealized depreciation on open forward contracts	(237,051)	(0.86)

Net unrealized appreciation on open forward contracts	$2,832	0.01%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
U.S. Treasury bills, 0.19%
$ 11,000,000	1/21/2016	(amortized cost of $10,998,375)	$10,999,278	40.16%
U.S. Treasury bills, 0.125%
$ 6,000,000	2/11/2016	(amortized cost of $5,998,104)	5,999,283	21.91

Total U.S. Government Securities	$16,998,561	62.07%

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

STATEMENTS OF INCOME AND EXPENSES

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
INVESTMENT INCOME
Interest income	$16,407	$722

EXPENSES
General Partner fees	142,169	158,964
Ongoing placement agent fees	142,169	158,964
Management fees	106,627	119,223
Incentive fees	-	486,201

Total expenses	390,965	923,352

NET INVESTMENT LOSS	(374,558)	(922,630)

TRADING RESULTS
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	1,022,965	2,968,496
Net change in unrealized gains (losses) on open contracts	80,776	(101,775)

Total trading results	1,103,741	2,866,721

NET INCOME (LOSS)	$729,183	$1,944,091

NET INCOME (LOSS) ALLOCATION
Limited Partners	$721,213	$1,922,124
General Partner	$7,970	$21,967
NET INCOME (LOSS) PER UNIT*
Limited Partners	$0.37	$0.91
General Partner	$0.37	$0.91

	Units	Units
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	1,916,919.494	2,133,902.964

*	Represents the change in net asset value per Unit during the period.

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2015	1,928,727.425	$27,082,634	$304,663	$27,387,297
Net income (loss)	-	721,213	7,970	729,183
Redemptions	(36,508.328)	(544,753)	-	(544,753)

Partners’ Capital, March 31, 2016	1,892,219.097	$27,259,094	$312,633	$27,571,727

Partners’ Capital, December 31, 2014	2,153,858.720	$30,958,035	$360,154	$31,318,189
Net income (loss)	-	1,922,124	21,967	1,944,091
Redemptions	(68,395.006)	(989,336)	(50,613)	(1,039,949)

Partners’ Capital, March 31, 2015	2,085,463.714	$31,890,823	$331,508	$32,222,331

The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.  Organization

Morgan Stanley Smith Barney Charter WNT L.P. (the “Partnership”) is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4. Financial Instruments). The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Charter Aspect L.P. and Morgan Stanley Smith Barney Charter Campbell L.P.

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

During the reporting periods ended March 31, 2016 and 2015, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. Winton Capital Management Limited (the “Trading Advisor”) is the trading advisor to the Partnership.

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

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

NOTES TO FINANCIAL STATEMENTS

2.  Basis of Presentation and Summary of Significant Accounting Policies

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at March 31, 2016, the results of its operations for the three months ended March 31, 2016 and 2015 and changes in partners’ capital for the three months ended March 31, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2015 Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

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

Restricted and Unrestricted Cash: The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forward and option contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $506,539 (cost of $503,491) and $801,194 (cost of $807,121) as of March 31, 2016 and December 31, 2015, respectively.

Investment Company Status: Effective January 1, 2014, the Partnership adopted Accounting Standards Update (“ASU”) 2013-08, “Financial Services —Investment Companies (Topic 946): Amendments to the Scope, Measurement and Disclosure Requirements” and based on the General Partner’s assessment, the Partnership has been deemed to be an investment company since inception. Accordingly, the Partnership follows the investment company accounting and reporting guidance of Topic 946 and reflects its investments at fair value with unrealized gains and losses resulting from changes in fair value reflected in the Statements of Income and Expenses.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

NOTES TO FINANCIAL STATEMENTS

Income Taxes: Income taxes have not been listed as each partner is individually liable for the taxes, if any, on its share of the Partnership’s income and expenses. The General Partner concluded that no provision for income tax is required in the Partnership’s financial statements. The Partnership files U.S. federal and various state and local tax returns. No income tax returns are currently under examination. The 2012 through 2015 tax years remain subject to examination by U.S. federal and most state tax authorities. The General Partner does not believe that there are any uncertain tax positions that require recognition of a tax liability.

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with ASU 946, “Financial Services- Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments: The carrying value of the Partnership’s assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates fair value due to the short term nature of such balances.

Recent Accounting Pronouncement: In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments for all entities that hold financial assets or owe financial liabilities. One of the amendments in this update eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet or a description of changes in the methods and significant assumptions. Additionally, the update eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. Investment companies are specifically exempted from ASU 2016-01’s equity investment accounting provisions and will continue to follow the industry specific guidance for investment accounting under Topic 946. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, and interim periods therein. For other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The General Partner is currently evaluating the impact this guidance will have on the Partnership’s financial statements and related disclosures.

Reclassification: Certain prior period amounts have been reclassified to conform to current period presentation. Amounts previously presented as net unrealized gain (loss) on open contracts in the Statements of Financial Condition are now reported as net unrealized appreciation on open futures contracts and net unrealized appreciation on open forward contracts, as applicable. In addition, amounts previously presented as futures and forward contracts purchased and futures and forward contracts sold on the Condensed Schedules of Investments are now reported as futures contracts purchased, futures contract sold, unrealized appreciation on open forward contracts and unrealized depreciation on open forward contracts, as applicable. In the financial highlights, interest income per Unit and expenses per Unit previously presented separately are now combined into net investment loss per Unit.

There have been no material changes with respect to the Partnership’s critical accounting policies as reported in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

NOTES TO FINANCIAL STATEMENTS

3.  Financial Highlights

Financial highlights for the limited partner class for the three months ended March 31, 2016 and 2015 were as follows:

	For the Three Months Ended March 31,
	2016	2015
Per Unit Performance (for units outstanding throughout the period):*
Net realized and unrealized gains (losses)	$0.57	$1.35
Net investment loss	(0.20)	(0.44)

Increase (decrease) for the period	0.37	0.91
Net asset value per Unit, beginning of period:	14.20	14.54

Net asset value per Unit, end of period:	$14.57	$15.45

	For the Three Months Ended March 31,
	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.3)%	(7.0)%

Operating expenses before incentive fees	5.6%	5.5%
Incentive fees	-	1.6%

Operating expenses after incentive fees	5.6%	7.1%

Total return:
Total return before incentive fees	2.6%	7.9%
Incentive fees	-	(1.6)%

Total return after incentive fees	2.6%	6.3%

*

Net investment loss per Unit is calculated by dividing the expenses net of interest income by the average number of Units outstanding during the period. The net realized and unrealized gains (losses) per Unit is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per unit information.

**	Annualized (other than incentive fees).

***	Interest income less total expenses.

The above ratios and total return may vary for individual investors based on the timing of capital transactions during the period. Additionally, these ratios are calculated for the limited partner class using the limited partners’ share of income, expenses and average partners’ capital.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

NOTES TO FINANCIAL STATEMENTS

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

The exchange-traded contracts and the off-exchange traded contracts are fair valued on a daily basis.

The Partnership’s contracts are accounted for on a trade-date basis. Gains or losses are realized when the contracts are liquidated and are determined using the first-in, first-out method.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

NOTES TO FINANCIAL STATEMENTS

In general, the risks associated with off-exchange-traded contracts are greater than those associated with exchange-traded contracts because of the greater risk of default by the counterparty to an off-exchange-traded contract. The Partnership has credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the unrealized gain amounts reflected in the Partnership’s Statements of Financial Condition. The net unrealized gains (losses) on open contracts are further disclosed gross by type of contract and corresponding fair value level in Note 6, Fair Value Measurements.

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures and exchange-traded forward contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures and exchange-traded forward contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures and exchange-traded forward contracts, which, in the aggregate, totaled $12,615,567 and $10,766,143 at March 31, 2016 and December 31, 2015, respectively. With respect to the Partnership’s off-exchange-traded forward currency option contracts, there are no daily settlements of variation in value, and nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

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

The futures, forwards and options traded, and the U.S. Treasury bills held, by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently, in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

NOTES TO FINANCIAL STATEMENTS

5.  Trading Activities

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended March 31, 2016 and 2015 was 1,906 and 2,208, respectively. The monthly average number of commodity forward contracts traded during the three months ended March 31, 2016 and 2015 was 37 and 45, respectively. The average notional value of currency forward contracts during the three months ended March 31, 2016 and 2015 was $29,302,171 and $27,194,226, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of March 31, 2016 and December 31, 2015, respectively.

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
March 31, 2016				Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
Assets
Futures	$908,725	$(831,713)	$77,012	$-	$-	$77,012
Forwards	466,366	(231,318)	235,048	-	-	235,048

Total assets	$1,375,091	$(1,063,031)	$312,060	$-	$-	$312,060

Liabilities
Futures	$(831,713)	$831,713	$-	$-	$-	$-
Forwards	(231,318)	231,318	-	-	-	-

Total liabilities	$(1,063,031)	$1,063,031	$-	$-	$-	$-

Net fair value						$312,060	*

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

NOTES TO FINANCIAL STATEMENTS

	Gross Amounts Recognized	Gross Amounts Offset in the Statements of Financial Condition	Amounts Presented in the Statements of Financial Condition	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2015				Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
Assets
Futures	$817,717	$(580,290)	$237,427	$-	$-	$237,427
Forwards	239,883	(237,051)	2,832	-	-	2,832

Total assets	$1,057,600	$(817,341)	$240,259	$-	$-	$240,259

Liabilities
Futures	$(580,290)	$580,290	$-	$-	$-	$-
Forwards	(237,051)	237,051	-	-	-	-

Total liabilities	$(817,341)	$817,341	$-	$-	$-	$-

Net fair value						$240,259	*

*

In the event of default by the Partnership, MS&Co., the Partnership’s commodity futures broker and/or the sole counterparty to the Partnership’s off-exchange-traded contracts, as applicable, has the right to offset the Partnership’s obligation with the Partnership’s cash and/or U.S. Treasury bills held by MS&Co., thereby minimizing MS&Co.’s risk of loss. There is no collateral posted by MS&Co. and as such, in the event of default by MS&Co., the Partnership is exposed to the amount shown in the Statements of Financial Condition. In the case of exchange-traded contracts, the Partnership’s exposure to counterparty risk may be reduced since the exchange’s clearinghouse interposes its credit between buyer and seller and the clearinghouse’s guarantee fund may be available in the event of a default.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

NOTES TO FINANCIAL STATEMENTS

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of March 31, 2016 and December 31, 2015, respectively,

	March 31, 2016
Assets
Futures Contracts
Commodity	$125,371
Equity	166,900
Foreign currency	56,988
Interest rate	559,466

Total unrealized appreciation on open futures contracts	908,725

Liabilities
Futures Contracts
Commodity	(179,677)
Equity	(187,143)
Foreign currency	(342,570)
Interest rate	(122,323)

Total unrealized depreciation on open futures contracts	(831,713)

Net unrealized appreciation on open futures contracts	$77,012	*

Assets
Forward Contracts
Commodity	$16,356
Foreign currency	450,010

Total unrealized appreciation on open forward contracts	466,366

Liabilities
Forward Contracts
Commodity	(70,530)
Foreign currency	(160,788)

Total unrealized depreciation on open forward contracts	(231,318)

Net unrealized appreciation on open forward contracts	$235,048	**

*	This amount is included in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is included in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

NOTES TO FINANCIAL STATEMENTS

	December 31, 2015
Assets
Futures Contracts
Commodity	$352,267
Equity	121,112
Foreign currency	205,956
Interest rate	138,382

Total unrealized appreciation on open futures contracts	817,717

Liabilities
Futures Contracts
Commodity	(146,363)
Equity	(93,411)
Foreign currency	(17,590)
Interest rate	(322,926)

Total unrealized depreciation on open futures contracts	(580,290)

Net unrealized appreciation on open futures contracts	$237,427	*

Assets
Forward Contracts
Commodity	$87,839
Foreign currency	152,044

Total unrealized appreciation on open forward contracts	239,883

Liabilities
Forward Contracts
Commodity	(32,341)
Foreign currency	(204,710)

Total unrealized depreciation on open forward contracts	(237,051)

Net unrealized appreciation on open forward contracts	$2,832	**

*	This amount is included in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is included in “Net unrealized appreciation on open forward contracts” in the Statements of Financial

Condition.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

NOTES TO FINANCIAL STATEMENTS

The following table indicates the trading gains and losses, by market sector, on the derivative instruments for the three months ended March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,
Sector	2016		2015
Commodity	$(448,833)		$(104,451)
Equity	(301,320)		897,211
Foreign currency	(201,152)		879,540
Interest rate	2,055,046		1,194,421

Total	$1,103,741	***	$2,866,721	***

***	This amount is included in “Total trading results” in the Statements of Income and Expenses.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

NOTES TO FINANCIAL STATEMENTS

6.  Fair Value Measurements

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of March 31, 2016 and December 31 2015 and for the periods ended March 31, 2016 and 2015, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

March 31, 2016	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$14,996,733	$-	$14,996,733	$-
Futures	908,725	908,725	-	-
Forwards	466,366	16,356	450,010	-

Total Assets	$16,371,824	$925,081	$15,446,743	$-

Liabilities
Futures	$831,713	$831,713	$-	$-
Forwards	231,318	70,530	160,788	-

Total Liabilities	$1,063,031	$902,243	$160,788	$-

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

NOTES TO FINANCIAL STATEMENTS

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$16,998,561	$-	$16,998,561	$-
*Futures	817,717	817,717	-	-
*Forwards	239,883	87,839	152,044	-

Total Assets	$18,056,161	$905,556	$17,150,605	$-

Liabilities
*Futures	$580,290	$580,290	$-	$-
*Forwards	237,051	32,341	204,710	-

Total Liabilities	$817,341	$612,631	$204,710	$-

7.  Subsequent Events

The General Partner evaluates events that occur after the balance sheet date but before financial statements are issued. The General Partner has assessed the subsequent events through the date of issuance and has determined that there were no subsequent events requiring adjustment to or disclosure in the financial statements.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

As of March 31, 2016, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 23.5%; Currency 35.5%; Equity 24.0%; and Commodity 17.0%.

Liquidity.    The Partnership deposits its assets available for trading in Futures Interests with MS&Co. as its clearing commodity broker in separate futures, forwards and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

As of March 31, 2016, approximately 78.3% of the Partnership’s total investment exposure is futures contracts which are exchange-traded, while approximately 21.7% is forward contracts which are off-exchange traded.

Capital Resources.    The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only assets are its cash at bank, interest receivable and equity in trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

The following presents a summary of the Partnership’s operations for the three months ended March 31, 2016 and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded on the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts,” and recorded as “Net realized gains (losses) on closed contracts” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, General Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three Months Ended March 31, 2016

The Partnership recorded total trading results including interest income totaling $1,120,148 and expenses totaling $390,965, resulting in net income of $729,183 for the three months ended March 31, 2016. The Partnership’s net asset value per Unit increased from $14.20 at December 31, 2015 to $14.57 at March 31, 2016.

During the first quarter, the Partnership recorded a gain in Net Asset Value per Unit as profits in the global interest rate, energy, and agricultural sectors more than offset losses in metals, global stock index, and currency markets. The most significant gains were achieved within the global interest rate markets during January and February from long positions in European and U.S. fixed income futures as prices advanced after weakness in Chinese economic data revived concern about the stability of the global economy. Additional gains were experienced from long positions in European fixed income futures as prices rallied after European Central Bank (the “ECB”) head Mario Draghi said the ECB’s Governing Council would review its stimulus policy as the region’s inflation rate fell below zero. Within the energy complex, gains were recorded during January from short positions in crude oil and its related products as prices slumped after the OPEC nations failed to agree to curb production. Additional gains in the energy sector were achieved during February from short positions in natural gas futures as prices declined as mild weather throughout much of the U.S. curbed heating demand from homes and businesses. Gains within the agricultural markets were recorded during February from short positions in wheat and corn futures as prices slumped after the U.S. Department of Agriculture raised its estimates for global grain inventories to an all-time high for 2016. Falling consumption in China and India also added to the pressure of a growing global grain surplus. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals markets during January and February from short positions in gold and silver futures as prices advanced after a weakening U.S. dollar reignited demand for the precious metals. Within the global stock index markets, losses were experienced during March from short positions in Asian and European equity index futures as rising commodity prices buoyed global stocks. Additional losses were incurred within the currency markets primarily during March from short position in the euro and British pound versus the U.S. dollar as the relative value of the dollar weakened following dovish comments from U.S. Federal Reserve Chair Janet Yellen that pushed out expectations for the U.S. central bank’s next interest rate hike.

For the Three Months Ended March 31, 2015

The Partnership recorded total trading results including interest income totaling $2,867,443 and expenses totaling $923,352, resulting in net income of $1,944,091 for the three months ended March 31, 2015. The Partnership’s net asset value per Unit increased from $14.54 at December 31, 2014 to $15.45 at March 31, 2015.

During the first quarter, the Partnership recorded a gain in net asset value per Unit as trading gains in the global interest rate, currency, global stock index, agricultural and energy sectors more than offset trading losses in metals. The most significant gains were achieved within the global interest rate markets during January from long positions in U.S. Treasury note and Eurodollar futures as prices climbed higher over investor concern that record crude oil inventories could dampen inflation projections in the U.S. Additional gains were experienced during January from long positions in European fixed income futures as prices advanced on increased speculation that slow growth in Eurozone economies will spur the ECB to increase its quantitative easing measures. During March, gains were experienced within the global interest rate markets from long positions in European and U.S. fixed income futures. Within the currency sector, gains were recorded during January from short positions in the euro versus the U.S. dollar as the relative value of the euro moved lower over renewed concerns that political turmoil in Greece could spur that nation’s exit from the Eurozone. Additional gains were achieved during March from short positions in the euro versus the U.S. dollar as the relative value of the dollar advanced on reports of U.S. manufacturing growth and speculation the Federal Reserve remained committed to increasing interest rates in the near future. Within the global stock index sector, gains were experienced primarily during February from long positions in U.S., European, and Asian equity index futures as prices moved higher as positive global macro-economic signals spurred investor sentiment. Within the agricultural markets, gains were recorded during February from short positions in sugar and coffee futures as prices fell on declining harvest concerns after rain across most of Brazil’s growing region helped replenish soil parched by dry weather during January. Additional gains were achieved within the energy sector during March from short positions in crude oil and its related products as prices moved lower as production from the U.S. and Middle East added to a growing global supply glut. A portion of the Partnership’s gains for the quarter was offset by losses incurred within the metals markets during January from short positions in gold and silver futures as prices advanced after U.S. government data showed the economy expanded at a slower pace than forecast in the fourth quarter, reigniting demand for the precious metals.

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

The futures, forwards and options on such contracts traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts and forward currency options contracts are settled upon termination of the contract. Gains and losses on off-exchange-traded forward currency option contracts are settled on an agreed-upon settlement date.

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

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading VaR associated with the Partnership’s open positions by market category as of March 31, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended March 31, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading VaR information previously disclosed in the Form 10-K.

As of March 31, 2016, the Partnership’s total capitalization was approximately $28 million.

		March 31, 2016

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,264,610	4.59%	$1,984,454	$1,264,610	$1,623,120
Interest Rate	839,414	3.04	1,011,589	578,853	883,678
Equity	857,253	3.11	896,865	708,641	805,754
Commodity	606,968	2.20	1,111,038	576,138	829,961

Total	$3,568,245	12.94%

* Average of daily Values at Risk.

As of December 31, 2015, the Partnership’s total capitalization was approximately $27 million.

		December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,820,009	6.65%	$2,212,265	$1,243,355	$1,615,573
Interest Rate	622,050	2.27	1,191,521	488,333	922,663
Equity	929,147	3.39	1,741,118	244,380	1,023,341
Commodity	1,133,871	4.14	1,216,009	699,605	954,689

Total	$4,505,077	16.45%

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

Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at March 31, 2016.

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

The following information supplements and amends the discussion set forth under Part I. Item 3. “Legal Proceedings” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief.

In October 2014, the Illinois Attorney General’s Office (“ILAG”) sent a letter to MS&Co. alleging that MS&Co. knowingly made misrepresentations related to RMBS purchased by certain pension funds affiliated with the State of Illinois and demanding that MS&Co. pay ILAG approximately $88 million. MS&Co. and ILAG reached an agreement to resolve the matter on February 10, 2016.

On January 13, 2015, the New York Attorney General’s Office (“NYAG”), which is also a member of the RMBS Working Group, indicated that it intends to file a lawsuit related to approximately 30 subprime securitizations sponsored by MS&Co. NYAG indicated that the lawsuit would allege that MS&Co. misrepresented or omitted material information related to the due diligence, underwriting and valuation of the loans in the securitizations and the properties securing them and indicated that its lawsuit would be brought under the Martin Act. MS&Co. and NYAG reached an agreement to resolve the matter on February 10, 2016.

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended (the “CEA”), and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Exchange Act, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. Both matters are ongoing.

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

On August 6, 2015, MS&Co. consented to and became the subject of an order by the CFTC to resolve allegations that MS&Co. violated CFTC Regulation 22.9(a) by failing to hold sufficient US Dollars in cleared swap segregated accounts in the United States to meet all US Dollar obligations to cleared swaps customers. Specifically, the CFTC found that while MS&Co. at all times held sufficient funds in segregation to cover its obligations to its customers, on certain days during 2013 and 2014, it held currencies, such as euros, instead of US dollars, to meet its US dollar obligations. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to have in place adequate procedures to ensure that it complied with CFTC Regulation 22.9(a). Without admitting or denying the findings or conclusions and without adjudication of any issue of law or fact, MS&Co. accepted and consented to the entry of findings, the imposition of a cease and desist order, a civil monetary penalty of $300,000, and undertakings related to public statements, cooperation, and payment of the monetary penalty.

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $45 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $45 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $56 million, and the certificates had incurred actual losses of approximately $1 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $56 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $50 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $50 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $54 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $54 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $263 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $263 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At March 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $28 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $28 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors set forth under Part I. Item IA. in the Partnership’s Report on Form 10-K for the fiscal year ended December 31, 2015.

Item 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The public offering of the Units terminated on December 1, 2008.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 - January 31, 2016	12,646.593	$14.94	N/A	N/A
February 1, 2016 - February 29, 2016	10,184.715	15.37	N/A	N/A
March 1, 2016 - March 31, 2016	13,677.020	14.57	N/A	N/A

	36,508.328	$14.92

*

Generally, limited partners are permitted to redeem their Units as of the end of each month on three business days’ notice to the General Partner. Under certain circumstances, the General Partner can compel redemption, although to date the General Partner has not exercised this right. Purchases of Units by the Partnership reflected in the chart above were made in the ordinary course of the Partnership’s business in connection with effecting redemptions for limited partners.

**	Redemptions of Units are affected as of the last day of each month at the net asset value per Unit as of that day.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 6.   EXHIBITS

31.01	Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01

Certification of President and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02

Certification of Chief Financial Officer and Director of Ceres Managed Futures LLC, the General Partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Morgan Stanley Smith Barney Charter WNT L.P.
(Registrant)

	By:	Ceres Managed Futures LLC
(General Partner)

May 12, 2016	By:	/s/ Steven Ross

Steven Ross
Chief Financial Officer and Director

	By:	/s/ Patrick T. Egan

Patrick T. Egan
President and Director

The General Partner which signed the above is the only party authorized to act for the registrant. The registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.