Form 10-Q
period 2016-06-30
MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.
filed 2016-08-11
CIK 1066658

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016 or

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

As of July 31, 2016, 1,803,399.446 Limited Partnership Units were outstanding.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Morgan Stanley Smith Barney Charter WNT L.P.

Statements of Financial Condition

(Unaudited)

	June 30, 2016	December 31, 2015
Assets:
Equity in trading account:

Investment in U.S. Treasury bills, at fair value (amortized cost $0 and $16,996,479 at June 30, 2016 and December 31, 2015, respectively)	$ -	$ 16,998,561
Unrestricted cash	23,163,778	7,076,316
Restricted cash	2,394,533	3,396,902
Net unrealized appreciation on open futures contracts	1,898,918	237,427
Net unrealized appreciation on open forward contracts	187,166	2,832

Total equity in trading account	27,644,395	27,712,038

Cash at bank	608	-
Interest receivable	3,277	2,030

Total assets	$ 27,648,280	$ 27,714,068

Liabilities and Partners’ Capital:
Liabilities:
Redemptions payable to Limited Partners	226,474	196,980
Redemptions payable to General Partner	25,102	-
Accrued expenses:
Ongoing placement agent fees	42,790	47,197
General Partner fees	42,790	47,197
Management fees	32,092	35,397

Total liabilities	369,248	326,771

Partners’ Capital:
Limited Partners (1,822,307.183 and 1,907,271.893 Units outstanding at June 30, 2016 and December 31, 2015, respectively)	26,986,398	27,082,634
General Partner (19,760.617 and 21,455.532 Units outstanding at June 30, 2016 and December 31, 2015, respectively)	292,634	304,663

Total partners’ capital (net asset value)	27,279,032	27,387,297

Total liabilities and partners’ capital	$ 27,648,280	$ 27,714,068

Net asset value per Unit	$ 14.81	$ 14.20

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter WNT L.P.

Condensed Schedule of Investments

June 30, 2016

(Unaudited)

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	88	$ 200,316	0.73%
Equity	79	74,718	0.27
Foreign currency	54	133,008	0.49
Interest rate	1,046	1,233,281	4.52

Total futures contracts purchased		1,641,323	6.01

Futures Contracts Sold
Commodity	99	36,184	0.13
Equity	32	(37,935)	(0.14)
Foreign currency	104	327,140	1.20
Interest rate	51	(67,794)	(0.25)

Total futures contracts sold		257,595	0.94

Net unrealized appreciation on open futures contracts		$ 1,898,918	6.95%

Unrealized Appreciation on Open Forward Contracts
Commodity	19	$ 49,217	0.18%
Foreign currency	$ 15,142,943	426,551	1.56

Total unrealized appreciation on open forward contracts		475,768	1.74

Unrealized Depreciation on Open Forward Contracts
Commodity	29	(100,102)	(0.37)
Foreign currency	$ 11,083,320	(188,500)	(0.69)

Total unrealized depreciation on open forward contracts		(288,602)	(1.06)

Net unrealized appreciation on open forward contracts		$ 187,166	0.68%

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter WNT L.P.

Condensed Schedule of Investments

December 31, 2015

	Notional ($)/ Number of Contracts	Fair Value	% of Partners’ Capital
Futures Contracts Purchased
Commodity	18	$ 3,086	0.01%
Equity	119	49,659	0.18
Foreign currency	23	1,792	0.01
Interest rate	921	(183,103)	(0.67)

Total futures contracts purchased		(128,566)	(0.47)

Futures Contracts Sold
Commodity	331	202,818	0.74
Equity	78	(21,958)	(0.08)
Foreign currency	208	186,574	0.68
Interest rate	32	(1,441)	(0.01)

Total futures contracts sold		365,993	1.33

Net unrealized appreciation on open futures contracts		$ 237,427	0.86%

Unrealized Appreciation on Open Forward Contracts
Commodity	25	$ 87,839	0.32%
Foreign currency	$ 12,683,463	152,044	0.55

Total unrealized appreciation on open forward contracts		239,883	0.87

Unrealized Depreciation on Open Forward Contracts
Commodity	16	(32,341)	(0.12)
Foreign currency	$ 11,495,624	(204,710)	(0.74)

Total unrealized depreciation on open forward contracts		(237,051)	(0.86)

Net unrealized appreciation on open forward contracts		$ 2,832	0.01%

U.S. Government Securities

Face Amount	Maturity Date	Description	Fair Value	% of Partners’ Capital
$ 11,000,000	1/21/2016	U.S. Treasury bills, 0.19% (Amortized cost of $10,998,375)	$ 10,999,278	40.16%
$ 6,000,000	2/11/2016	U.S. Treasury bills, 0.125% (Amortized cost of $5,998,104)	5,999,283	21.91

Total U.S. Government Securities			$ 16,998,561	62.07%

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter WNT L.P.

Statements of Income and Expenses

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Investment Income:
Interest income	$ 12,379	$ 582	$ 28,786	$ 1,304

Expenses:
General Partner fees	133,187	154,229	275,356	313,193
Ongoing placement agent fees	133,187	154,229	275,356	313,193
Management fees	99,890	115,672	206,517	234,895
Incentive fees	-	-	-	486,201

Total expenses	366,264	424,130	757,229	1,347,482

Net investment loss	(353,885)	(423,548)	(728,443)	(1,346,178)

Trading Results:
Net gains (losses) on trading of commodity interests:
Net realized gains (losses) on closed contracts	(995,688)	(1,719,650)	27,277	1,248,846
Net change in unrealized gains (losses) on open contracts	1,771,901	(1,108,603)	1,852,677	(1,210,378)

Total trading results	776,213	(2,828,253)	1,879,954	38,468

Net income (loss)	$ 422,328	$ (3,251,801)	$ 1,151,511	$ (1,307,710)

Net income (loss) allocation
Limited Partners	$ 417,225	$ (3,218,124)	$ 1,138,438	$ (1,296,000)
General Partner	$ 5,103	$ (33,677)	$ 13,073	$ (11,710)
Net income (loss) per Unit*
Limited Partners	$ 0.24	$ (1.57)	$ 0.61	$ (0.66)
General Partner	$ 0.24	$ (1.57)	$ 0.61	$ (0.66)

Weighted average number of Units outstanding	1,876,508.736	2,069,737.091	1,896,705.097	2,101,642.773

*	Represents the change in net asset value per Unit during the period.

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter WNT L.P.

Statements of Changes in Partners’ Capital

For the Six Months Ended June 30, 2016 and 2015

(Unaudited)

	Units of Partnership Interest	Limited Partners	General Partner	Total
Partners’ Capital, December 31, 2015	1,928,727.425	$ 27,082,634	$ 304,663	$ 27,387,297
Net income (loss)	-	1,138,438	13,073	1,151,511
Redemptions	(86,659.625)	(1,234,674)	(25,102)	(1,259,776)

Partners’ Capital, June 30, 2016	1,842,067.800	$ 26,986,398	$ 292,634	$ 27,279,032

Partners’ Capital, December 31, 2014	2,153,858.720	$ 30,958,035	$ 360,154	$ 31,318,189
Net income (loss)	-	(1,296,000)	(11,710)	(1,307,710)
Redemptions	(133,213.425)	(1,910,687)	(50,613)	(1,961,300)

Partners’ Capital, June 30, 2015	2,020,645.295	$ 27,751,348	$ 297,831	$ 28,049,179

See accompanying notes to financial statements.

Morgan Stanley Smith Barney Charter WNT L.P.

Notes to Financial Statements

(Unaudited)

1. Organization:

Morgan Stanley Smith Barney Charter WNT L.P. (the “Partnership”) is a Delaware limited partnership organized in 1998 to engage primarily in the speculative trading of futures contracts, options on futures and forward contracts, and forward contracts on physical commodities and other commodity interests, including, but not limited to, foreign currencies, financial instruments, metals, energy and agricultural products (collectively, “Futures Interests”) (refer to Note 4, “Financial Instruments”). The General Partner (defined below) may also determine to invest up to all of the Partnership’s assets in United States (“U.S.”) Treasury bills and/or money market mutual funds, including money market mutual funds managed by Morgan Stanley or its affiliates. The Partnership is one of the Morgan Stanley Charter series of funds, comprised of the Partnership, Morgan Stanley Smith Barney Charter Aspect L.P. and Morgan Stanley Smith Barney Charter Campbell L.P.

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

During the reporting periods ended June 30, 2016 and 2015, the Partnership’s commodity broker was Morgan Stanley & Co. LLC (“MS&Co.”), a registered futures commission merchant. The Partnership also deposits a portion of its cash in a non-trading account at JPMorgan Chase Bank, N.A. MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MS&Co. is a wholly-owned subsidiary of Morgan Stanley. Winton Capital Management Limited (the “Trading Advisor”) is the trading advisor to the Partnership.

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

Morgan Stanley Smith Barney Charter WNT L.P.

Notes to Financial Statements

(Unaudited)

2. Basis of Presentation and Summary of Significant Accounting Policies:

The accompanying financial statements and accompanying notes are unaudited but, in the opinion of the General Partner, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Partnership’s financial condition at June 30, 2016, the results of its operations for the three and six months ended June 30, 2016 and 2015 and changes in partners’ capital for the six months ended June 30, 2016 and 2015. These financial statements present the results of interim periods and do not include all of the disclosures normally provided in annual financial statements. These financial statements should be read together with the financial statements and notes included in the Partnership’s December 31, 2015 Annual Report on Form 10-K (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) for the year ended December 31, 2015. The December 31, 2015 information has been derived from the audited financial statements as of and for the year ended December 31, 2015.

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

Statement of Cash Flows: The Partnership is not required to provide a Statement of Cash Flows.

Partnership’s Investments: All commodity interests of the Partnership, including derivative financial instruments and derivative commodity instruments, are held for trading purposes. The commodity interests are recorded on trade date and open contracts are recorded at fair value (as described in Note 6, “Fair Value Measurements”) at the measurement date. Investments in commodity interests denominated in foreign currencies are translated into U.S. dollars at the exchange rates prevailing at the measurement date. Gains or losses are realized when contracts are liquidated and are determined using the first-in, first-out method. Unrealized gains or losses on open contracts are included as a component of equity in trading account in the Partnership’s Statements of Financial Condition. Net realized gains or losses and net change in unrealized gains or losses are included in the Partnership’s Statements of Income and Expenses.

Restricted and Unrestricted Cash: The cash held by the Partnership that is available for Futures Interests trading is on deposit in commodity brokerage accounts with MS&Co. As reflected in the Partnership’s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forward and option contracts and offset unrealized losses only on the offsetting London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash. Restricted and unrestricted cash includes cash denominated in foreign currencies of $197,550 (cost of $196,625) and $801,194 (cost of $807,121) as of June 30, 2016 and December 31, 2015, respectively.

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

(Unaudited)

Net Income (Loss) per Unit: Net income (loss) per unit of limited partnership interest (“Unit(s)”) is calculated in accordance with ASU 946, “Financial Services- Investment Companies.” See Note 3, “Financial Highlights.”

Fair Value of Financial Instruments: The carrying value of the assets and liabilities presented in the Statements of Financial Condition that qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, “Financial Instruments,” approximates fair value due to the short term nature of such balances.

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

Morgan Stanley Smith Barney Charter WNT L.P.

Notes to Financial Statements

(Unaudited)

3. Financial Highlights:

Financial highlights for the limited partner class for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Per Unit Performance (for a Unit outstanding throughout the period):*
Net realized and unrealized gains (losses)	$0.43	$(1.36)	$0.99	$(0.02)
Net investment loss	(0.19)	(0.21)	(0.38)	(0.64)

Increase (decrease) for the period	0.24	(1.57)	0.61	(0.66)
Net asset value per Unit, beginning of period	14.57	15.45	14.20	14.54

Net asset value per Unit, end of period	$14.81	$13.88	$14.81	$13.88

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Ratios to Average Limited Partners’ Capital:**
Net investment loss***	(5.3)%	(5.6)%	(5.3)%	(7.2)%

Operating expenses before incentive fees	5.5%	5.6%	5.5%	5.6%
Incentive fees	-	-	-	1.6%

Operating expenses after incentive fees	5.5%	5.6%	5.5%	7.2%

Total return:
Total return before incentive fees	1.6%	(10.2)%	4.3%	(2.9)%
Incentive fees	-	-	-	(1.6)%

Total return after incentive fees	1.6%	(10.2)%	4.3%	(4.5)%

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

(Unaudited)

4. Financial Instruments:

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

The Partnership also has credit risk because MS&Co. acts as the commodity futures broker, or the counterparty, with respect to most of the Partnership’s assets. Exchange-traded futures and exchange-traded forward contracts are fair valued on a daily basis, with variations in value settled on a daily basis. MS&Co., which is acting as a commodity futures broker for the Partnership’s exchange-traded futures and exchange-traded forward contracts, is required, pursuant to regulations of the Commodity Futures Trading Commission (“CFTC”), to segregate from its own assets, and for the sole benefit of its commodity customers, total cash held by it with respect to exchange-traded futures and exchange-traded forward contracts, including an amount equal to the net unrealized gains on all open exchange-traded futures and exchange-traded forward contracts, which, in the aggregate, totaled $27,406,344 and $10,766,143 at June 30, 2016 and December 31, 2015, respectively. With respect to the Partnership’s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership’s accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co., for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. The primary terms are based on industry standard master netting agreements. This agreement, which seeks to reduce both the Partnership’s and MS&Co.’s exposure on off-exchange-traded forward currency contracts, including options on such contracts, should materially decrease the Partnership’s credit risk in the event of MS&Co.’s bankruptcy or insolvency.

The Partnership does not isolate the portion of the results of operations arising from the effect of changes in foreign exchange rates on investments from fluctuations from changes in market prices of investments held. Such fluctuations are included in total trading results in the Partnership’s Statements of Income and Expenses.

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

The futures, forwards and options traded, and the U.S. Treasury bills held by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership’s open positions, and consequently, in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures and exchange-traded forward contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract.

Morgan Stanley Smith Barney Charter WNT L.P.

Notes to Financial Statements

(Unaudited)

5. Trading Activities:

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

All of the commodity interests owned by the Partnership are held for trading purposes. The monthly average number of futures contracts traded during the three months ended June 30, 2016 and 2015 were 1,526 and 2,170, respectively. The monthly average number of futures contracts traded during the six months ended June 30, 2016 and 2015 were 1,716 and 2,225, respectively. The monthly average number of metals forward contracts traded during the three months ended June 30, 2016 and 2015 were 42 and 58, respectively. The monthly average number of metals forward contracts traded during the six months ended June 30, 2016 and 2015 were 39 and 52, respectively. The monthly average notional values of currency forward contracts held during the three months ended June 30, 2016 and 2015 were $30,467,494 and $27,235,614, respectively. The monthly average notional values of currency forward contracts held during the six months ended June 30, 2016 and 2015 were $29,884,833 and $27,214,920, respectively.

The following tables summarize the gross and net amounts recognized relating to the assets and liabilities of the Partnership’s derivative instruments and transactions eligible for offset subject to master netting agreements or similar agreements as of June 30, 2016 and December 31, 2015, respectively.

	Gross	Gross Amounts Offset in the Statements of	Amounts Presented in the Statements of	Gross Amounts Not Offset in the Statements of Financial Condition
June 30, 2016	Amounts Recognized	Financial Condition	Financial Condition	Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
Assets
Futures	$2,110,423	$(211,505)	$1,898,918	$-	$-	$1,898,918
Forwards	475,768	(288,602)	187,166	-	-	187,166

Total assets	$2,586,191	$(500,107)	$2,086,084	$-	$-	$2,086,084

Liabilities
Futures	$(211,505)	$211,505	$-	$-	$-	$-
Forwards	(288,602)	288,602	-	-	-	-

Total liabilities	$(500,107)	$500,107	$-	$-	$-	$-

Net fair value						$2,086,084	*

Morgan Stanley Smith Barney Charter WNT L.P.

Notes to Financial Statements

(Unaudited)

	Gross	Gross Amounts Offset in the Statements of	Amounts Presented in the Statements of	Gross Amounts Not Offset in the Statements of Financial Condition
December 31, 2015	Amounts Recognized	Financial Condition	Financial Condition	Financial Instruments	Cash Collateral Received/Pledged*	Net Amount
Assets
Futures	$817,717	$(580,290)	$237,427	$-	$-	$237,427
Forwards	239,883	(237,051)	2,832	-	-	2,832

Total assets	$1,057,600	$(817,341)	$240,259	$-	$-	$240,259

Liabilities
Futures	$(580,290)	$580,290	$-	$-	$-	$-
Forwards	(237,051)	237,051	-	-	-	-

Total liabilities	$(817,341)	$817,341	$-	$-	$-	$-

Net fair value						$240,259	*

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

Morgan Stanley Smith Barney Charter WNT L.P.

Notes to Financial Statements

(Unaudited)

The following tables indicate the gross fair values of derivative instruments of futures and forward contracts as separate assets and liabilities as of June 30, 2016 and December 31, 2015, respectively.

	June 30, 2016
Assets
Futures Contracts
Commodity	$310,528
Equity	79,699
Foreign currency	483,864
Interest rate	1,236,332

Total unrealized appreciation on open futures contracts	2,110,423

Liabilities
Futures Contracts
Commodity	(74,028)
Equity	(42,916)
Foreign currency	(23,716)
Interest rate	(70,845)

Total unrealized depreciation on open futures contracts	(211,505)

Net unrealized appreciation on open futures contracts	$1,898,918	*

Assets
Forward Contracts
Commodity	$49,217
Foreign currency	426,551

Total unrealized appreciation on open forward contracts	475,768

Liabilities
Forward Contracts
Commodity	(100,102)
Foreign currency	(188,500)

Total unrealized depreciation on open forward contracts	(288,602)

Net unrealized appreciation on open forward contracts	$187,166	**

*	This amount is included in “Net unrealized appreciation on open futures contracts” in the Statements of Financial Condition.

**	This amount is included in “Net unrealized appreciation on open forward contracts” in the Statements of Financial Condition.

Morgan Stanley Smith Barney Charter WNT L.P.

Notes to Financial Statements

(Unaudited)

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

Morgan Stanley Smith Barney Charter WNT L.P.

Notes to Financial Statements

(Unaudited)

The following table indicates the trading gains and losses, by market sector, on derivative instruments for the three and six months ended June 30, 2016 and 2015, respectively.

	Three Months Ended June 30,				Six Months Ended June 30,
Sector	2016		2015		2016		2015
Commodity	$(453,547)		$(746,184)		$(902,380)		$(850,634)
Equity	(383,630)		(405,490)		(684,950)		491,721
Foreign currency	544,590		(712,616)		343,438		166,923
Interest rate	1,068,800		(963,963)		3,123,846		230,458

Total	$776,213	***	$(2,828,253)	***	$1,879,954	***	$38,468	***

*** This amount is included in “Total trading results” in the Statements of Income and Expenses.

Morgan Stanley Smith Barney Charter WNT L.P.

Notes to Financial Statements

(Unaudited)

6. Fair Value Measurements:

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

The Partnership considers prices for exchange-traded commodity futures, forward, swap and option contracts to be based on unadjusted quoted prices in active markets for identical assets and liabilities (Level 1). The values of U.S. Treasury bills, non-exchange-traded forward, swap and certain option contracts for which market quotations are not readily available are priced by broker quotes or pricing services that derive fair values for those assets and liabilities from observable inputs (Level 2). As of June 30, 2016 and December 31, 2015 and for the periods ended June 30, 2016 and 2015, the Partnership did not hold any derivative instruments that were priced at fair value using unobservable inputs through the application of the General Partner’s assumptions and internal valuation pricing models (Level 3). Transfers between levels are recognized at the end of the reporting period. During the reporting periods, there were no transfers of assets or liabilities between Level 1 and Level 2.

The Partnership’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

June 30, 2016	Total	Level 1	Level 2	Level 3
Assets
Futures	$2,110,423	$2,110,423	$-	$-
Forwards	475,768	49,217	426,551	-

Total assets	$2,586,191	$2,159,640	$426,551	$-

Liabilities
Futures	$211,505	$211,505	$-	$-
Forwards	288,602	100,102	188,500	-

Total liabilities	$500,107	$311,607	$188,500	$-

Morgan Stanley Smith Barney Charter WNT L.P.

Notes to Financial Statements

(Unaudited)

December 31, 2015	Total	Level 1	Level 2	Level 3
Assets
U.S. Treasury bills	$16,998,561	$-	$16,998,561	$-
Futures	817,717	817,717	-	-
Forwards	239,883	87,839	152,044	-

Total assets	$18,056,161	$905,556	$17,150,605	$-

Liabilities
Futures	$580,290	$580,290	$-	$-
Forwards	237,051	32,341	204,710	-

Total liabilities	$817,341	$612,631	$204,710	$-

7. Subsequent Events:

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2016, the percentage of assets allocated to each market sector was approximately as follows: Interest Rate 29.3%; Currency 35.5%; Equity 17.0%; and Commodity 18.2%.

Liquidity: The Partnership deposits its assets available for trading in Futures Interests with MS&Co. as its clearing commodity broker in separate futures, forwards and options trading accounts established for the Trading Advisor. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership’s trading. The assets are held either in non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership’s sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

As of June 30, 2016, approximately 79.3% of the Partnership’s total investment exposure is futures contracts which are exchange-traded, while approximately 20.7% is forward contracts which are off-exchange traded.

Capital Resources: The Partnership does not have, nor does it expect to have, any capital assets. The Partnership’s only assets are its cash at bank, interest receivable and the equity in its trading account, consisting of restricted and unrestricted cash, net unrealized appreciation on open futures contracts, net unrealized appreciation on open forward contracts and investment in U.S. Treasury bills at fair value, if applicable. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership’s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations: The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments, that would affect its liquidity or capital resources.

Results of Operations

General: The Partnership’s results depend on the Trading Advisor and the ability of the Trading Advisor’s trading program to take advantage of price movements in the futures, forward and options markets.

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

The following presents a summary of the Partnership’s operations for the three and six months ended June 30, 2016 and 2015, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor’s trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership’s results of operations set forth in the financial statements are prepared in accordance with GAAP, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: the contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their original contract value and market value is recorded in the Statements of Income and Expenses as “Net change in unrealized gains (losses) on open contracts,” and recorded as “Net realized gains (losses) on closed contracts” when open positions are closed out. The sum of these amounts constitutes the Partnership’s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of approximately 3:00 P.M. (E.T.), the close of the business day. Interest income, as well as management fees, incentive fees, General Partner fees and ongoing placement agent fees of the Partnership are recorded on an accrual basis.

The General Partner believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Six Months Ended June 30, 2016

The Partnership recorded total trading results including interest income totaling $788,592 and expenses totaling $366,264, resulting in net income of $422,328 for the three months ended June 30, 2016. The Partnership’s net asset value per Unit increased from $14.57 at March 31, 2016 to $14.81 at June 30, 2016.

During the second quarter, the Partnership recorded a gain in net asset value per Unit as trading profits in global interest rates, currencies, and metals more than offset losses incurred within the energy, global stock index, and agricultural markets. The most significant gains were achieved within the global interest rate markets during June from long positions in European and U.S. fixed income futures as prices advanced as uncertainty surrounding the economic and political fallout surrounding the U.K.’s vote increased demand for the relative “safety” of government debt. Within the currency sector, gains were recorded during June from long positions in the Japanese yen versus the U.S. dollar as the relative value of the Asian currency rallied amid increased investor demand for “safe-haven” assets. Additional currency gains were experienced during June from positions in the Brazilian real and British pound. Gains within the metals markets were achieved during June from long positions gold and silver futures as prices moved higher amid the economic turmoil caused by the U.K. referendum. A portion of the Partnership’s gains for the quarter were offset by losses incurred within the energy markets during April from short positions in crude oil and its related products as prices surged as data from the Energy Information Agency showed U.S. crude oil production continued to decline. Additional losses were recorded during June from short positions in natural gas futures. Losses were experienced within the global stock index sector during June from long positions in U.S., European, and Asian equity index futures as prices fell amid uncertainty surrounding the economic situation in Europe. Additional losses within this sector were recorded during April from short positions in U.S., European, and European equity index futures as prices rallied early in the month amid signs of optimism about the global economy. Within the agricultural markets, losses were recorded during April from short positions in corn and soybean futures as prices advanced as severe drought conditions in Brazil threatened grain harvests.

The Partnership recorded total trading results including interest income totaling $1,908,740 and expenses totaling $757,229, resulting in net income of $1,151,511 for the six months ended June 30, 2016. The Partnership’s net asset value per Unit increased from $14.20 at December 31, 2015 to $14.81 at June 30, 2016.

During the first six months of the year, the Partnership recorded a gain in net asset value per unit as profits in the global interest rate and currency sectors more than offset losses in global stock index, metals, energy, and agricultural markets. The most significant gains were achieved within the global interest rate markets during January and February from long positions in European and U.S. fixed income futures as prices advanced after weakness in Chinese economic data revived concern about the stability of the global economy. Additional gains were experienced during June from long positions in European and U.S. fixed income futures amid increased demand for stable assets as global risk assets roiled surrounding the U.K. Referendum vote. Within the currency sector, gains were recorded during June from long positions in the Japanese yen versus the U.S. dollar as the relative value of the Asian currency rallied amid increased investor demand for “safe-haven” assets. Gains within the currency markets were also experienced during April from long positions in the Japanese yen versus the U.S. dollar as the relative value of the dollar slid lower on the release of weaker-than-expected economic figures in the U.S. A portion of the Partnership’s gains during the first six months of the year was offset by losses incurred within the global stock index sector during March from short positions in Asian and European equity index futures as rising commodity prices buoyed global stocks. Losses within the global stock index markets were also recorded during June from positions in U.S and European equity index futures. Within the metals complex, losses were experienced during January and February from short positions in gold and silver futures as prices advanced after a weakening U.S. dollar reignited demand for the precious metals. Additional losses were incurred within the energy markets during March and April from short positions in crude oil and its related products as prices surged as U.S. oil rig counts continued to decline. Within the agricultural sector, losses were recorded during March and April from short positions in corn, wheat, and soybean futures as adverse weather conditions in South America threatened Brazilian and Argentinian grain harvests.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Introduction:

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

The Partnership’s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership’s market risk is limited by the uncertainty of its speculative trading. The Partnership’s speculative trading and use of leverage may cause future losses and volatility (i.e., “risk of ruin”) that far exceed the Partnership’s experience to date as discussed under the “Partnership’s Value at Risk in Different Market Sectors” section and significantly exceed the Value at Risk tables disclosed.

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

The Partnership’s risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk. Please note that the Value at Risk model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Ceres or the Trading Advisor in their daily risk management activities.

Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership’s speculative trading and the recurrence of market movements far exceeding expectations in the markets traded by the Partnership could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership’s experience to date (i.e., “risk of ruin”). In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership’s losses in any market sector will be limited to Value at Risk or by the Partnership’s attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

The Partnership’s Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Partnership’s open positions by market category as of June 30, 2016 and December 31, 2015, and the highest, lowest and average values during the three months ended June 30, 2016 and for the twelve months ended December 31, 2015. All open position trading risk exposures of the Partnership have been included in calculating the figures set forth below. There has been no material change in the trading Value at Risk information previously disclosed in the Form 10-K.

As of June 30, 2016, the Partnership’s total capitalization was $27,279,032.

June 30, 2016

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,073,062	3.93%	$1,337,795	$1,061,723	$1,208,948
Interest Rate	883,116	3.24	883,116	686,444	785,368
Equity	514,465	1.89	941,638	497,014	778,679
Commodity	548,464	2.01	589,907	470,674	538,307

Total	$3,019,107	11.07%

* Average of daily Values at Risk.

As of December 31, 2015, the Partnership’s total capitalization was $27,387,297.

December 31, 2015

Market Sector	Value at Risk	% of Total Capitalization	High Value at Risk	Low Value at Risk	Average Value at Risk*
Currency	$1,820,009	6.65%	$2,212,265	$1,243,355	$1,615,573
Interest Rate	622,050	2.27	1,191,521	488,333	922,663
Equity	929,147	3.39	1,741,118	244,380	1,023,341
Commodity	1,133,871	4.14	1,216,009	699,605	954,689

Total	$4,505,077	16.45%

* Average of daily Values at Risk.

Limitations on Value at Risk as an Assessment of Market Risk

Value at Risk models permit estimation of a portfolio’s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, Value at Risk measures should be viewed in light of the methodology’s limitations, which include, but may not be limited to, the following:

•	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
•	changes in portfolio value caused by market movements may differ from those of the Value at Risk model;
•	Value at Risk results reflect past market fluctuations applied to current trading positions while future risk depends on future positions;
•	Value at Risk using a one-day time horizon does not fully capture the market risk of positions that cannot be liquidated or hedged within one day; and
•	the historical market risk factor data used for Value at Risk estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner, Ceres’ President (Ceres’ principal executive officer) and Chief Financial Officer (Ceres’ principal financial officer) have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. The Partnership’s disclosure controls and procedures are designed to provide reasonable assurance that information the Partnership is required to disclose in the reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the applicable rules and forms. Based on this evaluation, the President and Chief Financial Officer of Ceres have concluded that the disclosure controls and procedures of the Partnership were effective at June 30, 2016.

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

MS&Co. is a wholly-owned, indirect subsidiary of Morgan Stanley, a Delaware holding company. Morgan Stanley files periodic reports with the SEC as required by the Exchange Act, which include current descriptions of material litigation and material proceedings and investigations, if any, by governmental and/or regulatory agencies or self-regulatory organizations concerning Morgan Stanley and its subsidiaries, including MS&Co. As a consolidated subsidiary of Morgan Stanley, MS&Co. does not file its own periodic reports with the SEC that contain descriptions of material litigation, proceedings and investigations. As a result, we refer you to the “Legal Proceedings” section of Morgan Stanley’s SEC 10-K filings for 2015, 2014, 2013, 2012, and 2011. In addition, MS&Co. annually prepares an Audited Consolidated Statements of Financial Condition (the “Audited Financial Statement”) that is publicly available on Morgan Stanley’s website at www.morganstanley.com. We refer you to the “Commitments, Guarantees and Contingencies—Contingencies—Legal” section in MS&Co.’s 2015 Audited Financial Statement.

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

On April 1, 2016, the California Attorney General’s Office filed an action against MS&Co. and certain affiliates in California state court styled California v. Morgan Stanley, et al., on behalf of California investors, including the California Public Employees’ Retirement System and the California Teachers’ Retirement System. The complaint alleges that MS&Co. made misrepresentations and omissions regarding RMBS and notes issued by the Cheyne SIV, and asserts violations of the California False Claims Act and other state laws and seeks treble damages, civil penalties, disgorgement, and injunctive relief. On July 20, 2016, MS&Co. filed a demurrer.

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

On June 5, 2012, MS&Co. consented to and became the subject of an Order Instituting Proceedings Pursuant to Sections 6(c) and 6(d) of the Commodity Exchange Act, as amended, Making Findings and Imposing Remedial Sanctions by The Commodity Futures Trading Commission (“CFTC”) to resolve allegations related to the failure of a salesperson to comply with exchange rules that prohibit off-exchange futures transactions unless there is an Exchange for Related Position (“EFRP”). Specifically, the CFTC found that from April 2008 through October 2009, MS&Co. violated Section 4c(a) of the Commodity Exchange Act, as amended (the “CEA”) and CFTC Regulation 1.38 by executing, processing and reporting numerous off-exchange futures trades to the Chicago Mercantile Exchange (“CME”) and Chicago Board of Trade (“CBOT”) as EFRPs in violation of CME and CBOT rules because those trades lacked the corresponding and related cash, OTC swap, OTC option, or other OTC derivative position. In addition, the CFTC found that MS&Co. violated CFTC Regulation 166.3 by failing to supervise the handling of the trades at issue and failing to have adequate policies and procedures designed to detect and deter the violations of the CEA and CFTC Regulations. Without admitting or denying the underlying allegations and without adjudication of any issue of law or fact, MS&Co. accepted and consented to entry of findings and the imposition of a cease and desist order, a fine of $5,000,000, and undertakings related to public statements, cooperation and payment of the fine. MS&Co. entered into corresponding and related settlements with the CME and CBOT in which the CME found that MS&Co. violated CME Rules 432.Q and 538 and fined MS&Co. $750,000 and CBOT found that MS&Co. violated CBOT Rules 432.Q and 538 and fined MS&Co. $1,000,000.

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

On April 21, 2015, the Chicago Board Options Exchange, Incorporated (“CBOE”) and the CBOE Futures Exchange, LLC (“CFE”) filed statements of charges against MS&Co. in connection with trading by one of MS&Co.’s former traders of EEM options contracts that allegedly disrupted the final settlement price of the November 2012 VXEM futures. CBOE alleged that MS&Co. violated CBOE Rules 4.1, 4.2 and 4.7, Sections 9(a) and 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 thereunder. CFE alleged that MS&Co. violated CFE Rules 608, 609 and 620. The matters were resolved on June 28, 2016 without any findings of fraud.

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

Civil Litigation

On December 23, 2009, the Federal Home Loan Bank of Seattle filed a complaint against MS&Co. and another defendant in the Superior Court of the State of Washington, styled Federal Home Loan Bank of Seattle v. Morgan Stanley & Co. Inc., et al. The amended complaint, filed on September 28, 2010, alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $233 million. The complaint raises claims under the Washington State Securities Act and seeks, among other things, to rescind the plaintiff’s purchase of such certificates By orders dated June 23, 2011 and July 18, 2011, the court denied defendants’ omnibus motion to dismiss plaintiff’s amended complaint and on August 15, 2011, the court denied MS&Co.’s individual motion to dismiss the amended complaint. On March 7, 2013, the court granted defendants’ motion to strike plaintiff’s demand for a jury trial. The defendants’ joint motions for partial summary judgment were denied on November 9, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $44 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $44 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On March 15, 2010, the Federal Home Loan Bank of San Francisco filed a complaint against MS&Co. and other defendants in the Superior Court of the State of California styled Federal Home Loan Bank of San Francisco v. Deutsche Bank Securities Inc. et al. An amended complaint, filed on June 10, 2010, alleges that defendants made untrue statements and material omissions in connection with the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The amount of certificates allegedly sold to plaintiff by MS&Co. was approximately $276 million. The complaint raises claims under both the federal securities laws and California law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On August 11, 2011, plaintiff’s federal securities law claims were dismissed with prejudice. On February 9, 2012, defendants’ demurrers with respect to all other claims were overruled. On December 20, 2013, plaintiff’s negligent misrepresentation claims were dismissed with prejudice. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in these cases was approximately $55 million, and the certificates had incurred actual losses of approximately $2 million. Based on currently available information, MS&Co. believes it could incur a loss for this action up to the difference between the $55 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

On October 15, 2010, the Federal Home Loan Bank of Chicago filed a complaint against MS&Co. and other defendants in the Circuit Court of the State of Illinois, styled Federal Home Loan Bank of Chicago v. Bank of America Funding Corporation et al. A corrected amended complaint was filed on April 8, 2011. The corrected amended complaint alleges that defendants made untrue statements and material omissions in the sale to plaintiff of a number of mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans and asserts claims under Illinois law. The total amount of certificates allegedly sold to plaintiff by MS&Co. at issue in the action was approximately $203 million. The complaint seeks, among other things, to rescind the plaintiff’s purchase of such certificates. The defendants filed a motion to dismiss the corrected amended complaint on May 27, 2011, which was denied on September 19, 2012. On December 13, 2013, the court entered an order dismissing all claims related to one of the securitizations at issue. After that dismissal, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $78 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $49 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $49 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On April 20, 2011, the Federal Home Loan Bank of Boston filed a complaint against MS&Co. and other defendants in the Superior Court of the Commonwealth of Massachusetts styled Federal Home Loan Bank of Boston v. Ally Financial, Inc. F/K/A GMAC LLC et al. An amended complaint was filed on June 29, 2012 and alleges that defendants made untrue statements and material omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $385 million. The amended complaint raises claims under the Massachusetts Uniform Securities Act, the Massachusetts Consumer Protection Act and common law and seeks, among other things, to rescind the plaintiff’s purchase of such certificates. On May 26, 2011, defendants removed the case to the United States District Court for the District of Massachusetts. The defendants’ motions to dismiss the amended complaint were granted in part and denied in part on September 30, 2013. On November 25, 2013, July 16, 2014, and May 19, 2015, respectively, the plaintiff voluntarily dismissed its claims against MS&Co. with respect to three of the securitizations at issue. After these voluntary dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $332 million. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $53 million, and the certificates had not yet incurred actual losses. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $53 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

On May 3, 2013, plaintiffs in Deutsche Zentral-Genossenschaftsbank AG et al. v. Morgan Stanley et al. filed a complaint against MS&Co., certain affiliates, and other defendants in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiffs of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff currently at issue in this action was approximately $644 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, negligent misrepresentation, and rescission and seeks, among other things, compensatory and punitive damages. On June 10, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss the complaint. MS&Co. perfected its appeal from that decision on June 12, 2015. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $258 million, and the certificates had incurred actual losses of approximately $84 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $258 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses.

On May 17, 2013, plaintiff in IKB International S.A. in Liquidation, et al. v. Morgan Stanley, et al. filed a complaint against MS&Co. and certain affiliates in the Supreme Court of NY. The complaint alleges that defendants made material misrepresentations and omissions in the sale to plaintiff of certain mortgage pass-through certificates backed by securitization trusts containing residential mortgage loans. The total amount of certificates allegedly sponsored, underwritten and/or sold by MS&Co. to plaintiff was approximately $132 million. The complaint alleges causes of action against MS&Co. for common law fraud, fraudulent concealment, aiding and abetting fraud, and negligent misrepresentation, and seeks, among other things, compensatory and punitive damages. On October 29, 2014, the court granted in part and denied in part MS&Co.’s motion to dismiss. All claims regarding four certificates were dismissed. After these dismissals, the remaining amount of certificates allegedly issued by MS&Co. or sold to plaintiff by MS&Co. was approximately $116 million. On August 26, 2015, MS&Co. perfected its appeal from the court’s October 29, 2014 decision. At June 25, 2016, the current unpaid balance of the mortgage pass-through certificates at issue in this action was approximately $26 million, and the certificates had incurred actual losses of $58 million. Based on currently available information, MS&Co. believes it could incur a loss in this action up to the difference between the $26 million unpaid balance of these certificates (plus any losses incurred) and their fair market value at the time of a judgment against MS&Co., or upon sale, plus pre- and post-judgment interest, fees and costs. MS&Co. may be entitled to be indemnified for some of these losses and to an offset for interest received by the plaintiff prior to a judgment.

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

Item 1A.  Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A. “Risk Factors” in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and under Part II, Item 1A. “Risk Factors” in the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The public offering of the Units terminated on December 1, 2008.

The following chart sets forth the purchases of Units by the Partnership.

Period	(a) Total Number of Units Purchased*	(b) Average Price Paid per Unit**	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	13,966.683	$14.20	N/A	N/A
May 1, 2016 - May 31, 2016	19,197.716	13.81	N/A	N/A
June 1, 2016 - June 30, 2016	15,291.983	14.81	N/A	N/A

	48,456.382	$14.24

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

**	Redemptions of Units are effected as of the last day of each month at the net asset value per Unit as of that day.

Item 3.  Defaults Upon Senior Securities — None.

Item 4.  Mine Safety Disclosures — Not applicable.

Item 5.  Other Information — None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN STANLEY SMITH BARNEY CHARTER WNT L.P.

By:	Ceres Managed Futures LLC (General Partner)

By:	/s/ Patrick T. Egan
Patrick T. Egan President and Director

Date: August 11, 2016

By:	/s/ Steven Ross
Steven Ross
Chief Financial Officer and Director
(Principal Accounting Officer)

Date: August 11, 2016